Form 10QSB
period 2008-01-31
Legend Marketing, Corp.
filed 2008-03-24
CIK 1360629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number 000-50861

LEGEND MARKETING CORP.
(Name of small business issuer in its charter)

Nevada	71-0974648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

73 East 14th Street, North Vancouver, BC Canada	V7L 2P5
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (604) 765-0455

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, par value $0.001
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

5,525,000 outstanding common shares issued and outstanding as at March 20, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

These financial statements have been prepared by Legend Marketing Corp. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of January 31, 2008, and its results of operations, stockholders’ equity, and its cash flows for the nine month period ended January 31, 2008 and for the period from inception (November 18, 2004) to January 31, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s registration statement on Form SB-2 filed on January 29, 2008.

LEGEND MARKETING CORP.
CONSOLIDATED FINANCIAL STATEMENTS
AS AT JANUARY 31, 2008 (UNAUDITED)

LEGEND MARKETING CORP.

CONTENTS

PAGE	1	CONSOLIDATED BALANCE SHEET AS AT JANUARY 31, 2008 AND 2007

PAGE	2	CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD ENDED JANUARY 31, 2008

PAGE	3	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD ENDED JANUARY 31, 2008

PAGE	4	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD ENDED JANUARY 31, 2008

PAGE	5-10	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDED JANUARY 31, 2008

1.

LEGEND MARKETING CORP.
CONSOLIDATED BALANCE SHEET
AS AT JANUARY 31, 2008
(UNAUDITED)
(Stated in US dollars)

ASSETS

	January 31, 2008	April 30, 2007
	(unaudited)

CURRENT ASSETS
Cash	$26,519	$33,421
Accounts receivable	61,018	7,560
Goods and Services Tax receivable	2,438	2,416
Prepaid expenses	3,400	-

Total assets	$93,375	$43,397

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$49,649	$22,876
Deferred revenue	20,296	15,130
Due to stockholder (note 4)	40	40

Total liabilities	69,985	38,046

STOCKHOLDERS’ EQUITY (note 5)
Common stock, $.001 par value, 75,000,000 shares
authorized, 5,525,000 shares issued and outstanding	$5,525	$5,525
Additional paid-in capital	125,225	125,225
Accumulated deficit	(102,148)	(121,525)
Accumulated other comprehensive loss	(5,212)	(3,874)

Total stockholders’ equity	23,390	5,351

Total liabilities and stockholders’ equity	$93,375	$43,397

See accompanying notes to the consolidated financial statements.

2.

LEGEND MARKETING CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD ENDING JANUARY 31, 2008
(UNAUDITED)
(Stated in US dollars)

					Accumulated
					from
	Three				November 18,
	Months	Three Months	Nine Months	Nine Months	2004 (date of
	Ended	Ended	Ended	Ended	incorporation)
	January 31,	January 31,	January 31,	January 31,	to January 31,
	2008	2007	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$52,569	$33,216	$137,393	$86,647	$377,865
COST OF SALES	19,960	23,095	57,998	70,302	278,145

GROSS INCOME	32,609	10,121	79,395	16,345	99,720

OPERATING EXPENSES
Professional fees	20,138	2,714	40,241	23,655	84,719
Management salaries (note 4)	5,994	5,229	15,563	21,917	58,465
Office and miscellaneous	2,463	283	4,214	953	58,684

Total operating expenses	28,595	8,226	60,018	46,525	201,868

NET INCOME (LOSS)	4,014	1,895	19,377	(30,180)	(102,148)
OTHER ITEM
Gain (loss) on foreign currency
translation	(915)	653	(1,338)	94	(5,212)

COMPREHENSIVE INCOME (LOSS)	$3,099	$2,548	$18,039	$(30,086)	$(107,360)

Basic earnings (loss) per common share	$0.001	$(0.001)	$0.002	$(0.006)	$(0.006)
Basic weighted average number of
common shares outstanding	5,525,000	5,525,000	5,525,000	5,525,000	5,525,000

See accompanying notes to the consolidated financial statements.

3.

LEGEND MARKETING CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD ENDED JANUARY 31, 2008
(Stated in US dollars)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity

Common stock issued on inception for cash (note 5)	5,525,000	$5,525	$125,225	$-	$-	$130,750

Foreign currency translation adjustment	-	-	-	(776)	-	(776)

Net loss	-	-	-	-	(42,387)	(42,387)

BALANCE APRIL 30, 2005	5,525,000	5,525	125,225	(776)	(42,387)	87,587

Foreign currency transaction adjustment	-	-	-	(279)	-	(279)

Net loss	-	-	-	-	(50,837)	(50,837)

BALANCE APRIL 30, 2006	5,525,000	5,525	125,225	(1,055)	(93,224)	36,471

Foreign currency translation adjustment	-	-	-	(2,819)	-	(2,819)

Net loss	-	-	-	-	(28,301)	(28,301)

BALANCE APRIL 30, 2007	5,525,000	$5,525	$125,225	$(3,874)	$(121,525)	$5,351

Foreign currency translation adjustment	-	-	-	(1,338)	-	(1,338)

Net income	-	-	-	-	19,377	19,377

BALANCE JANUARY 31, 2008 (unaudited)	5,525,000	$5,525	$125,225	$(5,212)	$(102,148)	$23,390

See accompanying notes to the consolidated financial statements.

4.

LEGEND MARKETING CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED JANUARY 31, 2008 AND 2007
(UNAUDITED)
(Stated in US dollars)

			Accumulated
			from November
	Nine Months	Nine Months	18, 2004 (date
	Ended	Ended	of inception) to
	January 31,	January 31,	January 31,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	19,377	(30,180)	(102,148)
Changes in operating assets and liabilities:
Accounts receivable	(53,458)	29,826	(61,018)
Goods and Services Tax receivable	(22)	544	(2,438)
Prepaid expenses	(3,400)	-	(3,400)
Accounts payable	26,773	(9,473)	49,649
Deferred revenue	5,166	6,884	20,296
Effect of exchange rates on cash	(1,338)	94	(5,212)
NET CASH FLOWS FROM OPERATING
ACTIVITIES	(6,902)	(2,305)	(104,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	-	-	40
Common shares issued for cash	-	-	130,750
NET CASH FLOWS FROM FINANCING	-	-	130,790
ACTIVITIES

NET INCREASE (DECREASE) IN CASH	(6,902)	(2,305)	26,519

CASH, BEGINNING OF PERIOD	33,421	51,216	-

CASH, END OF PERIOD	26,519	48,911	26,519

See accompanying notes to the consolidated financial statements.

5.

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2008 AND 2007

NOTE 1	OPERATIONS AND GOING-CONCERN

Organization

Legend Marketing Corp. and its subsidiary (the “Company”) are involved in the distribution of print media to a target market. The Company currently has one full-time employee who is responsible for all day-to-day activities and operations of the Company. The Company was incorporated in the state of Nevada on November 18, 2004. On December 1, 2004, the Board of Directors authorized management to incorporate a wholly owned subsidiary to distribute print media in British Columbia, Canada.

Going-concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going-concern. The Company has net income of $19,377 for the nine months ended January 31, 2008 (2007 – ($30,086)) and had an accumulated deficit of $102,148 as at January 31, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going-concern. Management’s plan is to attempt to raise additional capital until such time as the Company is able to generate sufficient operating revenue. Continued operation of the Company is dependent upon the Company’s ability to meet its financial requirements, raise additional capital and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going-concern.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts and operations of Legend Marketing Corp. and its wholly-owned Canadian subsidiary, 0710154 BC Ltd. Intercompany accounts and transactions have been eliminated on consolidation.

Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended April 30, 2007, included in the Company’s Registration Statement on Form SB-2/A filed on January 29, 2008 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at January 31, 2008 and 2007, and the consolidated results of its operations and consolidated cash flows for the nine months ended January 31, 2008 and 2007. The results of operations for the nine months ended January 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

     6.

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2008 AND 2007

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Foreign currency translation

The Company’s operations and activities are conducted principally in Canada hence the Canadian dollar is the functional currency. The Company translates financial statements into the functional currency as follows: non- monetary assets and liabilities are translated at historical rates, and monetary assets and liabilities are translated at exchange rates in effect at the end of the period. Income statement accounts are translated at average rates for the period. Gains and losses from translation of foreign currency financial statements into the functional currency are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations.

The Company’s reporting currency is the United States dollar. The Company translates financial statements into the reporting currency as follows: assets and liabilities are translated at the rates of exchange on the balance sheet date, and revenues and expenses are translated at average rates of exchange during the period. The resulting translation adjustments are included as part of other comprehensive income.

Revenue recognition

Pursuant to the Master Purchase, Supply and Distribution Agreement (the “Agreement”) between Nuvo Magazine Ltd (Legend’s sole customer) and the Company, 100% of all revenue generated from magazine subscriptions are allocated to the Company. Subscription revenue is recognized over the length of the subscription, and is net of the cost of the magazines. These revenues come via Nuvo Magazine, and not directly from the customers. The Company also receives 4.95% (6.95% as of February 1, 2007) of the total advertising revenues generated by Nuvo Magazine, per the Agreement. These revenues are also distributed to the Company from Nuvo Magazine.

The Company purchases the magazines directly from Nuvo, paying $1 per magazine. The purchase of magazines from Nuvo constitutes the Company’s cost of sales.

Per the Agreement between Nuvo Magazine and the Company, compensation consists of:

•	50% of revenues generated through subscription and/or sales of magazines as a result of the efforts of the publisher and the distributor, less the cost of the magazines until November 30, 2005;
•

100% of revenues generated through subscriptions and/or sales of magazines as a result of the efforts of the publisher and the distributor, less the cost of the magazines from December 1, 2005 hence; and

•	4.95% of advertising revenues, paid quarterly.

Per the amended Agreement effective February 1, 2007, the cost per unit of Nuvo Magazine was decreased to $0.75 per magazine. The advertising revenue was also amended so the Company would receive 6.95% of all advertising revenue. This percentage will be increased to 8.95% for the spring 2008 issue.

Revenue from magazine subscriptions, according to the Agreement, is recognized when all of the following conditions are met:

•	Delivery has occurred or services have been rendered;
•	Price to th3e customer is fixed or determinable; and
•	Collectibility is reasonably assured.

The subscriptions that do not fall within the current accounting period are deferred until the next accounting period or appropriate period, and are recognized over the length of the subscription.

Cost of sales

Cost of sales consists of the purchases the Company makes each month from the supplier (publisher) for distribution purposes.

7.

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2008 AND 2007

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accounts receivable

The Company grants credit to its only customer and performs ongoing credit evaluations. The Company generally does not require collateral or charge interest.

The Company establishes an allowance for doubtful accounts on a case-by-case basis when it believes the required payment of specific amounts owed is unlikely to occur after a review of historical collection experience, subsequent collections and management’s evaluation of existing economic conditions.

Income taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates at the balance sheet date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce net deferred tax assets to amounts that are more likely than not to be realized.

Loss per share

Basic loss per share is based on net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents. For the periods presented, the Company does not have any common stock equivalents.

Financial instruments

The carrying values of cash, accounts receivable, accounts payable and amount due to stockholder at January 31, 2008 approximate their fair values due to the short-term nature of these financial instruments.

The Company is exposed to credit risk with respect to its accounts receivable as credit is extended to customers based on the evaluation of their financial condition and collateral is not required. However, the Company mitigates this risk by performing ongoing credit assessments of its customers and maintains an allowance for doubtful accounts.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates include the determination of valuation allowance for future tax assets and the calculation of stock-based compensation. While management believes the estimates used are reasonable, actual results could differ from those estimates and would impact future results of operations and cash flows.

8.

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2008 AND 2007

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities”. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available- for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects that this new pronouncement will have no impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”. The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

NOTE 3	ECONOMIC DEPENDENCE

The Company acts as a distributor of Nuvo Magazine Ltd., and is dependent on that company as the supplier of all goods sold by the Company.

9.

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2008 AND 2007

NOTE 4	RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	Nine Months	Nine Months
	Ended	Ended
	January 31,	January 31,
	2008	2007
	(unaudited)

Management salaries	$15,563	$21,917

Management salaries for the period were paid to a beneficial stockholder of the Company.

Due to stockholder at January 31, 2008 and 2007 totaled $40 and is unsecured, non-interest bearing, with no fixed maturity date.

NOTE 5	STOCKHOLDERS’ EQUITY

Between December 14, 2004 and January 28, 2005, pursuant to Rule 504 of Regulation D of the Securities Act of 1934, the Company received subscription agreements from certain investors to purchase an aggregate of 5,525,000 common shares at a purchase price of either $0.03 or $0.01 per common share for total gross proceeds of $130,750. All shares were issued prior to April 30, 2005.

NOTE 6	INCOME TAXES

Significant components of the Company’s deferred income tax assets are as follows:

	Nine Months
	Ended	Year Ended April
	January 31,	30,
	2008	2007
	(unaudited)
Deferred income tax asset:
Net operating losses carry-forward	$102,148	$121,525

Statutory income tax rates	34%	34%

Deferred income tax asset	34,730	41,319

Valuation allowance	(34,730)	(41,319)

Net deferred income tax asset	$-	$-

10.

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2008 AND 2007

NOTE 6	INCOME TAXES, continued

The Company, based upon its loss and management’s assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a full valuation allowance.

Reconciliation of the effective income tax rate to the U.S. statutory rates is as follows:

	Nine Months	Nine Months
	Ended	Ended
	January 31,	January 31,
	2008	2007
	(unaudited)

Tax expense at U.S. statutory income tax rates	34%	34%
Income tax (expense) benefit computed at U.S. statutory rate	$(6,588)	$10,229

Non-capital loss carried forward	6,588	-

Unrecognized tax gains (losses)	-	(10,229)

	$-	$-

Net operating loss carry-forwards from U.S. operations totaling approximately $102,148 at January 31, 2008 are being carried forward. The net operating loss carry-forwards expire beginning in 2025 for general income tax purposes.

Item 2.           Management's Discussion And Analysis Or Plan Of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. Statements containing terms like "believes", "does not believe", "plans", "expects", "intends", "estimates", "anticipates", and other phrases of similar meaning are considered to imply uncertainty and are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements throughout this quarterly report and the documents we have incorporated by reference, including those stated under the heading "Risk Factors". You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report, the materials referred to in this quarterly report, and the materials incorporated by reference into this quarterly report.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us” and “our” mean Legend Marketing Corp., and, unless otherwise indicated, our wholly-owned subsidiary, 0710154 BC Ltd., a British Columbia corporation.

Corporate History

We were incorporated in the State of Nevada on November 17, 2004 and commenced business operations through our wholly owned subsidiary, 0710154 B.C. Ltd., in British Columbia, Canada in December of 2004. 0710154 B.C. Ltd. was incorporated in the Province of British Columbia on December 1, 2004.

We are in the business of magazine and print media promotion and marketing. Through our wholly-owned subsidiary, 0710154 B.C. Ltd., we provide marketing and promotion services to help new titles, independent, or special interest magazines and print media adapt to today’s complex and rapidly evolving market place.

Our target market is the independently published magazines. We strive to help promote each of our current and future independent published magazine clients into a network which is designed and refined as their needs change to achieve maximum circulation and sales efficiency. We understand that for independent magazine publishers, producing a quality publication is only part of the process. Timely and broad distribution is equally important. However, because the magazine distribution industry in North America has been dominated with a few major wholesalers and distributors such as Time Distribution Services and Comag Marketing Group, it is difficult for independently published magazines to get through the complicated and treacherous magazine distribution channels in a cost effective fashion. Further, the distribution systems developed by national marketing companies for major publishers have very low efficiency levels. According to Michael Sullivan of Comag Marketing Group, for every 100,000 units pumped into the newsstand channels, 64,000 are returned and destroyed. That means distributors and retailers have to touch 164,000 units to sell 36,000. We believe our marketing and promotion services can be a reasonable alternative for independently published magazines to the distribution systems set up by national marketing companies. The statistics referred to in this paragraph can be found in an article published at the following URL address: http://findarticles.com/p/articles/mi_m3374/is_6_24/ ai_85285883/print.

Revenue for magazines is primarily generated from advertising. Subscriptions generate a much smaller proportion of total revenue. By increasing the number of magazines distributed to a targeted market, our current and prospective clients can increase their revenues by charging more to companies advertising in their magazines.

Our current and future magazine clients are responsible for designing and printing the magazine. They collect all monies from subscriptions and advertising revenue. They will be responsible for delivering the magazines to a direct mail company who will, in turn, deliver the magazines to the subscribers. We will provide the direct mail company with the addresses of the subscribers.

We are responsible for increasing the number of subscribers of the magazines. This is done through a number of channels – newsstands where single copies are sold, subscriptions to individuals, controlled invited readers and bulk distribution to one address comprised mainly of hotels, country clubs, etc.

We also plan to develop creative ways for new subscriptions including:

  direct mailings
  free standing-inserts
  preview issues
  agencies
  corporate subscriptions
  retailer partnerships
  hotel distribution
  airline partnerships
  club memberships
  premium contests
  credit card subscriptions

Plan of Operation

We anticipate that our primary contracts will be with independently published magazines. In our agreement with our current client, NUVO Magazine, we will receive 100% of the subscription proceeds from the magazines sold by us. The owner of NUVO Magazine is the father-in-law of our President, Secretary and Treasurer, Franco Perrotta.

Under the Master Purchase, Supply and Distribution Agreement we entered into with NUVO Magazines, we have received 4.95% of the advertising revenue paid quarterly up to February 2007. Since February 2007 we have entered into an amending agreement with NUVO Magazine to increase our percentage of the advertising revenues to 6.95% for one full year and after that we will increase our percentage of advertising revenue to 8.95% . As the advertising revenue also increases based on increased readership, so does our income under this agreement. In December 2007, we entered into a second amending agreement to extend the term of the Master Purchase, Supply and Distribution Agreement to December 31, 2009.

We plan to enter into promotion and marketing agreements with other independently published magazines based on arrangements similar to the one we have with NUVO Magazine. We are in the research stages of investigating those in the Canadian publishing marketplace who share similar publishing structures like NUVO Magazine to see if the business relationship that we share with NUVO Magazine can be universally adapted to other clients. This involves an analysis of potential client's distribution structures, desire/need to increase/streamline their distribution partners, creating customized promotional materials for potential retail and other partners in the efforts of expanding distribution points, etc. We do not anticipate having any new clients within the next twelve months.

In the past twelve months, in addition to providing marketing services to NUVO Magazine we have also been trying to locate new magazines similar to NUVO Magazine in Canada because we see those magazines targeting the similar upper-class affluent readers in Canada as a natural extension of our market. We have telephoned independent publishers whom we believed were publishing magazines along the same line as NUVO Magazine and we have attended the “one-of-a-kind” trade show in Toronto where we hoped magazines show casing luxury lifestyles would be present. The result of our research indicated that at this point there is not another magazine in Canada that caters to the luxury lifestyle market. In the next 12 months we will attend events such as the “one-of-a-kind” trade show in Toronto in search of new clients. The magazine publishing industry is a fast-paced industry with publications coming and going yearly. We believe that we will be in the research stages and looking for new clients for the next 12 months and we do not anticipate having any new clients within the next twelve months. We are constantly researching the launching of new publications across Canada in search of a magazine that caters to the more affluent readers. If a new magazine catering to the more affluent readers were to be released, we believe that we would be one of the few companies with the knowledge and experience in distributing and marketing that particular magazine.

Results of Operations

Nine Months Ended January 31, 2008 Compared to Nine Months Ended January 31, 2007

Revenues for the nine months ended January 31, 2008 were $137,393, compared to revenues of $86,647 for the nine months ended January 31, 2007. The increase in revenues during our nine months ended January 31, 2008 reflects the increasing fees earned under the amended terms of our agreement with NUVO Magazine and the popularity of NUVO Magazine that has generated increased subscription proceeds.

Cost of sales was $57,998, or 42% of revenues, for the nine months ended January 31, 2008, compared to $70,302 or 81% of revenues for the nine months ended January 31, 2007. We have done a better job at controlling the costs of sales but we anticipate that cost of sales will increase slightly in the future as our company generates more subscriptions for NUVO Magazine and other future clients.

General and administrative expenses were $60,018 for the nine months ended January 31, 2008, compared to $46,525 for the nine months ended January 31, 2007. Professional fees for the nine months ended January 31, 2008 were $40,241, compared to $23,655 for the nine months ended January 31, 2007. Our company anticipates that we will continue to incur increasing professional fees, such as legal and accounting fees, as a result of our company intending to become a publicly traded company in the United States.

We reported a comprehensive income of $18,039 for the nine months ended January 31, 2008.

Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2007

Revenues for the three months ended January 31, 2008 were $52,569, compared to revenues of $33,216 for the three months ended January 31, 2007. The increase in revenues during our three months ended January 31, 2008 reflects the increasing fees earned under the amended terms of our agreement with NUVO Magazine and the popularity of NUVO Magazine that has generated increased subscription proceeds.

Cost of sales was $19,946, or 38% of revenues, for the three months ended January 31, 2008, compared to $23,095 or 70% of revenues for the three months ended January 31, 2007. We have done a better job at controlling the costs of sales but we anticipate that cost of sales will increase slightly in the future as our company generates more subscriptions for NUVO Magazine and other future clients.

General and administrative expenses were $28,595 for the three months ended January 31, 2008, compared to $8,226 for the three months ended January 31, 2007. Professional fees for the three months ended January 31, 2008 were $20,138, compared to $2,714 for the three months ended January 31, 2007. We anticipate that we will continue to incur increasing professional fees, such as legal and accounting fees, as a result of our company intending to become a publicly traded company in the United States.

We reported a comprehensive income of $3,099 for the three months ended January 31, 2008.

Financial Condition, Liquidity and Capital Resources

Capital Expenses and Sources of Funds

Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations.

There is some doubt about our ability to continue as a going concern as the continuation of our business is dependent upon successful and sufficient market acceptance of the magazines we distribute, and finally, maintaining a break even or profitable level of operations.

We have incurred operating losses since inception, and this is likely to continue into the year ending April 30, 2008. Management projects that we may require an additional $58,000 to $62,000 to fund our ongoing operating expenditures, working capital requirements for the next twelve months, which are broken down as follows:

Estimated Capital Expenditures During the Next Twelve Months
Operating expenditures
Marketing	$10,000 – $11,000
General and Administrative	$3,000 – $4,000
Legal and Accounting	$38,000 – $39,000
Working capital	$7,000 – $8,000
Total	$58,000 – $62,000

As a result of becoming a publicly reporting company in the United States, we expect to incur the following compliance costs, including costs related to preparation and filing of annual and periodic reports and costs related to internal controls.

Estimated Cost of Becoming a Publicly Reporting Company During the Next Twelve Months

Legal fees	$20,000
Independent Registered Public	$14,000
Accountants
Internal control procedures	$2,000 – $2,500
Filing costs and fees	$500 – $1,000
Total	$38,000 – $39,000

We intend to satisfy the above compliance costs with revenues generated through our business activities. We believe our current level of revenues should be sufficient to allow us to meet these compliance costs. However, if our revenues decrease for any reason, these compliance costs will remain at the same level and will affect our financial condition adversely.

Our cash on hand as at January 31, 2008 was $26,519, compared to $33,421 as at April 30, 2007. As at January 31, 2008, we had working capital of $23,390, compared to a working capital of $5,351 as at April 30, 2007. We amended our agreement with NUVO Magazine in February 2007 and as a result, from February 2007, we have increased the percentage of our advertising revenue from NUVO Magazine to 6.95% for one full year and we anticipate that this will bring an additional revenue of approximately $46,000 for the next 12 months. In December 2007, we further amended our agreement with NUVO Magazine to extend the term of the agreement to December 31, 2009 and NUVO Magazine agreed to further increase our percentage of advertising revenue to 8.95% after December 2007. Since February 2007, we have also reduced the cost of magazines sold from $1.00 per magazine to $0.75 per magazine. These terms are contained in the our amending agreement and second amending agreement with NUVO Magazine filed as exhibits to this registration statement as Exhibits 10.3 and 10.4. We anticipate that the additional revenue and the working capital we currently have will be sufficient for us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our services for the next 12 months. However, if we stop generating revenues from our business operations, these funds will only be sufficient to satisfy our minimum cash requirement for the next three months.

If we require any additional monies during fiscal 2008, we plan to raise any such additional capital primarily through the private placement of our securities. However, we currently have not made a significant effort to secure additional source of financing.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the years ended April 30, 2007 and April 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of the magazines we distribute, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

The financial requirements of our company for the next twelve months are primarily dependent upon the financial support through credit facilities of our directors and shareholders and additional private placements of our equity securities to our directors and shareholders or new shareholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations. We do not currently have any plans to merge with another company, and we have not entered into any agreements or understandings for any such merger.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Employees

Our president, secretary and treasurer, Mr. Franco Perrotta, is currently the only employee of our company. He handles all the responsibilities in the areas of corporate administration, business development and research. Our company intends to periodically hire independent contractors to perform administrative, accounting, shipping and consulting duties. Our company will hire additional employees when circumstances warrant. At present, however, our company does not anticipate hiring additional employees in the near future.

Going Concern

The financial statements included with this quarterly report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in our consolidated financial statements.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities”. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects that this new pronouncement will have no impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”. The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

Application of Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in conformity with accounting principles generally accepted in the United States of America for financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Foreign Currency Translation

The Company’s operations and activities are conducted principally in Canada hence the Canadian dollar is the functional currency. The Company translates financial statements into the functional currency as follows: non-monetary assets and liabilities are translated at historical rates, and monetary assets and liabilities are translated at exchange rates in effect at the end of the period. Income statement accounts are translated at average rates for the period. Gains and losses from translation of foreign currency financial statements into the functional currency are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations.

The Company’s reporting currency is the United States dollar. The Company translates financial statements into the reporting currency as follows: assets and liabilities are translated at the rates of exchange on the balance sheet date, and revenues and expenses are translated at average rates of exchange during the period. The resulting translation adjustments are included as part of other comprehensive income.

Revenue Recognition

Pursuant to the Master Purchase, Supply and Distribution Agreement (the “Agreement”) between Nuvo Magazine Ltd (Legend’s sole customer) and the Company, 100% of all revenue generated from magazine subscriptions are allocated to the Company. Subscription revenue is recognized over the length of the subscription, and is net of the cost of the magazines. These revenues come via Nuvo Magazine, and not directly from the customers. The Company also receives 4.95% (6.95% as of February 1, 2007) of the total advertising revenues generated by Nuvo Magazine, per the Agreement. These revenues are also distributed to the Company from Nuvo Magazine.

The amount of any excess accumulated costs over related billings will be described as "Costs of uncompleted contracts in excess of related billings" and will be a current asset. The amount of any excess accumulated billings over related costs will be described as "Billings on uncompleted contracts in excess of related costs" and will be a current liability.

The Company purchases the magazines directly from Nuvo, paying $1 per magazine. The purchase of magazines from Nuvo constitutes the Company’s cost of sales.

Per the Agreement between Nuvo Magazine and the Company, compensation consists of:

  50% of revenues generated through subscription and/or sales of magazines as a result of the efforts of the publisher and the distributor, less the cost of the magazines until November 30, 2005;
  100% of revenues generated through subscriptions and/or sales of magazines as a result of the efforts of the publisher and the distributor, less the cost of the magazines from December 1, 2005 hence; and
  4.95% of advertising revenues, paid quarterly.

Per the amended Agreement effective February 1, 2007, the cost per unit of Nuvo Magazine was decreased to $0.75 per magazine. The advertising revenue was also amended so the Company would receive 6.95% of all advertising revenue. This percentage will be increased to 8.95% for the spring 2008 issue.

Revenue from magazine subscriptions, according to the Agreement, is recognized when all of the following conditions are met:

  Delivery has occurred or services have been rendered;
  Price to the customer is fixed or determinable; and
  Collectibility is reasonably assured.

The subscriptions that do not fall within the current accounting period are deferred until the next accounting period or appropriate period, and are recognized over the length of the subscription.

Cost of Sale

Cost of sales consists of the purchases the Company makes each month from the supplier (publisher) for distribution purposes.

Accounts Receivable

The Company grants credit to its only customer and performs ongoing credit evaluations. The Company generally does not require collateral or charge interest.

The Company establishes an allowance for doubtful accounts on a case-by-case basis when it believes the required payment of specific amounts owed is unlikely to occur after a review of historical collection experience, subsequent collections and management’s evaluation of existing economic conditions.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates at the balance sheet date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce net deferred tax assets to amounts that are more likely than not to be realized.

Loss Per Share

Basic loss per share is based on net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents. For the periods presented, the Company does not have any common stock equivalents.

Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and amount due to stockholder at January 31, 2008 approximate their fair values due to the short-term nature of these financial instruments.

The Company is exposed to credit risk with respect to its accounts receivable as credit is extended to customers based on the evaluation of their financial condition and collateral is not required. However, the Company mitigates this risk by performing ongoing credit assessments of its customers and maintains an allowance for doubtful accounts.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates include the determination of valuation allowance for future tax assets and the calculation of stock-based compensation. While management believes the estimates used are reasonable, actual results could differ from those estimates and would impact future results of operations and cash flows.

RISK FACTORS

Risks Related To Our Business

We have had minimal revenues from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

To date we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. We have generated $124,440 in revenue from the sale of NUVO Magazines pursuant to the Master Purchase, Supply and Distribution Agreement for the fiscal year ended April 30, 2007 and we have generated $137,393 in revenues for the nine month period ended January 31, 2008. We generated net losses of $31,120 for the fiscal year ended April 30, 2007 and a net profit of $19,377 for the nine month period ended January 31, 2008. We had a working capital of $5,351 as at April 30, 2007 and a working capital of $23,390 as at January 31, 2008. We estimate that we will require between $58,000 and $62,000 to carry out our business plan for the next 12 months. Because we cannot anticipate when we will be able to generate significant revenues from our business, we will need to raise additional funds to continue to expand our magazine promotion and marketing business, to enter into promotion and distribution agreements with additional magazines, to respond to competitive pressures, or to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale, promotion and distribution of magazines we will not be able to maintain our operations or achieve a profitable level of operations.

We have only commenced our business operations in December 2004 and we have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, we may not achieve profitable operations and ultimately our business may fail.

We have a limited operating history. Our operating activities since our incorporation on November 17, 2004 consisted primarily of entering into a Master Purchase, Supply and Distribution Agreement with NUVO Magazine and carrying out our obligation to promote and distribute NUVO magazines under that agreement. On December 1, 2004, we incorporated our wholly-owned subsidiary, 0710154 B.C. Ltd., a British Columbia, Canada company and began our operations in the Province of British Columbia, Canada. Our prospects are subject to the risks and expenses encountered by start up companies, such as uncertainties regarding our level of future revenues and our inability to budget expenses and manage growth accordingly and our inability to access sources of financing when required and at rates favorable to us. Our limited operating history and the highly competitive nature of the magazine distribution and promotion industry make it difficult or impossible to predict future results of our operations. We may not be able to persuade a large number of magazines to use our promotion and distribution services or we may not be able to sell those magazines which agree to use our services to a wide customer base. Our inability to accomplish either of these business objectives may result in the loss of some or all of your investment in our common stock.

The fact that we are in the early stage of development of our company and that we have only generated limited revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors’ report in connection with our audited consolidated financial statements.

Since we are still in the early stages of developing our company and because of the loss from business operations at April 30, 2006 and 2007, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until we increase the number of our independently published magazine clients. We estimate our average monthly operating expenses to be approximately $4,500 per month. At this rate we will not be able to expand our operations beyond current levels without generating significant revenues from our operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our magazine promotion and distribution services. If we cannot attract a significant number of magazines to enter into promotion and distribution agreements with us, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the fiscal year ended April 30, 2007.

We will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to scale back or cease operations or discontinue our business.

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our business model. Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, thereby jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which might result in the loss of some or all of your investment in our common stock.

As at January 31, 2008, we had cash in the amount of $26,519 and a working capital of $23,390. Accordingly we anticipate that we may not have sufficient funds to satisfy our cash requirements beyond the next three months if we stop generating revenues from our business operations. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- we are unable to create a substantial interest for our promotion and distribution services among the magazine publishers;

- we are unable to create a substantial interest for those magazines with whom we do eventually enter into promotion and distribution agreements among the end consumers; or

- we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could prevent us from pursuing our business plan, expanding our business operations and ultimately achieving a profitable level of such operations.

We will depend almost exclusively on outside capital to pay for the continued development and marketing of our services. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our magazine promotion and distribution operations and so may be forced to scale back or cease operations or discontinue our business.

All of our assets and our sole director and officer are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our sole director and officer.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, our sole director and officer is a national and resident of Canada and not the United States, and all or a substantial portion of his assets are located outside the

United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our sole officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against him.

Because we face intense competition, an investment in our company is highly speculative.

The magazine and publication promotion and marketing industry is characterized by intense and substantial competition. We believe that we will have to compete with large and established companies such as RetailVision, Ingram Periodicals, Curtis Circulation Company, Time Distribution Services, Comag Marketing Group, as well as other small to medium sized magazine and publication promoters and distributors.

These existing and future competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements than us and may be able to undertake more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than we do. Increased competition by these existing and future competitors will negatively affect our ability to maintain or expand our operations, or achieve profitability.

Because we have only one officer and one director who are responsible for our managerial and organizational structure, when we become a public company, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

We have only one officer and one director, Franco Perrotta. He is solely responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, our officer and director will be responsible for the administration of the controls. Should he not have sufficient experience or sufficient time to spend on our business operations, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities Exchange Committee which ultimately could cause us to lose money and possibly to go out of business.

The costs of being a public reporting company for our company because of the requirements imposed by the Sarbanes-Oxley Act may be very high and may cause us to devote a disproportional amount of our capital resources to the compliance of these requirements and adversely affect our financial conditions.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our company. We expect to experience increasing compliance costs, including costs related to preparation and filing of annual and periodic reports and costs related to internal controls, as a result of the Sarbanes-Oxley Act. These necessary costs are proportionately higher for a public company of our size and will affect our profitability more than that of some of our larger competitors and may adversely affect our financial conditions.

We depend on Franco Perrotta as the director and officer of our company to operate our business and if he leaves our company and we are unable to hire and replace him with qualified personnel, our results of operations will be adversely affected in a material manner.

Our president, secretary, treasurer and director, Franco Perrotta, handles all of the responsibilities in the area of corporate administration, business development and research. The space for our executive and head office is also provided to us by Mr. Perrotta without charge. In addition, Mr. Perrotta will also provide us with capital raising services. Other than Mr. Perrotta, we do not anticipate hiring any additional employees in the near future. The loss of the services of this or other future director, executive officer or key personnel, or the inability to identify, hire, train and retain other qualified directors, executive officers or personnel in the future would have a material adverse affect on our business, financial condition and operating results. We do not maintain any life insurance policies on any director, executive, or key personnel for our benefit. If Mr. Perrotta sells all or most of his shares common stock, he may no longer have an incentive to remain with us, which would damage our business.

Because our sole officer, director and principal shareholder controls a large percentage of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our sole officer and director, Franco Perrotta, beneficially owns 31.67% of issued and outstanding shares of our common stock. As a result, he has the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our sole officer, director and principal shareholder, Franco Perrotta, effectively controls the company, investors will have difficulty replacing our management if they disagree with the way our business is being run. Because control by the insider could result in management making decisions that are in the best interest of the insider and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you would lose your investment.

We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive liability or business insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 75,000,000 common shares, of which 5,525,000 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

Risks Associated with Our Common Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board upon the effectiveness of this registration statement of which this prospectus forms a part. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, we are not aware that any market maker has any such intention. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or on any other exchange and, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase shares in this offering.

We do not currently anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. We have had a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

Sales of a substantial number of shares of our common stock into the public market by the selling stockholders may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize any current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. When this registration statement is declared effective, the selling stockholders may be reselling up to 68.33% of the issued and outstanding shares of our common stock. As a result of such registration statement, a substantial number of our shares of common stock which have been issued may be available for immediate resale when and if a market develops for our common stock, which could have an adverse effect on the price of our common stock. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission (see above and the “Market for Common Equity and Related Stockholder Matters” section at page 27 for discussions of penny stock rules), the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3.           Controls And Procedures

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at January 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II. OTHER INFORMATION

Item 1.           Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

Item 5.           Other Information.

None.

Item 6.           Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit	Description
Number

3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on March 12, 2007).

3.2	Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on March 12, 2007).

10.1

Subscription Agreement between Legend Marketing, Corp. and the investors as set out in Item 26 of the Form SB-2 (incorporated by reference from our registration statement on Form SB-2 filed on March 12, 2007).

10.2

Master Purchase, Supply and Distribution Agreement between Legend Marketing, Corp. and Nuvo Magazine, Ltd. dated on November 20, 2004 (incorporated by reference from our registration statement on Form SB-2 filed on March 12, 2007).

10.3

Amending Agreement to Master Purchase, Supply and Distribution Agreement between Legend Marketing Corp. and NUVO Magazine, Ltd. dated February 1, 2007 (incorporated by reference from our registration statement on Form SB-2 filed on January 7, 2008).

10.4	Second Amending Agreement to Master Purchase, Supply and Distribution Agreement

between Legend Marketing Corp. and NUVO Magazine, Ltd. dated December 17, 2007 (incorporated by reference from our registration statement on Form SB-2 filed on January 7, 2008).

16.1	Letter from Pannell Kerr Forster, Chartered Accountants regarding change in certifying accountant.

21	Subsidiaries of Legend Marketing, Corp. 0710154 B.C. Ltd. (British Columbia)

31.1*	Section 302 Certification

32.1*	Section 906 Certification

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGEND MARKETING CORP.

By:      /s/ Franco Perrotta
            Franco Perrotta
            President, Secretary, Treasurer and Director
            (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:   March 24, 2008