Form 10-K
period 2008-04-30
Legend Marketing, Corp.
filed 2009-06-15
CIK 1360629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2008

or

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 000-53091

LEGEND MARKETING CORP.
(Exact name of registrant as specified in its charter)

Nevada	71-0974648
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

73 East 14th Street, North Vancouver, British Columbia	V7L 2P5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 604-765-0455

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act

Shares of Common Stock, par value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [    ]    No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [     ]     No [ x ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]   No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [     ]  No [ x ]

- ii -

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ]   No [ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

3,775,000 common shares at $0.03 (1) = $113,250

(1) Our shares do not currently trade on any stock exchange. The price of $0.03 was the last price that shares of our company were issued at.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [     ]   No  [ x ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,525,000 shares of common stock are issued and outstanding as of May 12, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. Statements containing terms like "believes", "does not believe", "plans", "expects", "intends", "estimates", "anticipates", and other phrases of similar meaning are considered to imply uncertainty and are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements throughout this annual report and the documents we have incorporated by reference, including those stated under the heading "Risk Factors". You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this annual report, the materials referred to in this annual report, and the materials incorporated by reference into this annual report.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us” and “our” mean Legend Marketing Corp., and, unless otherwise indicated, our wholly-owned subsidiary, 0710154 BC Ltd., a British Columbia corporation.

PART I

ITEM 1. BUSINESS

Corporate Overview

Description of Business

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

Our current and future magazine clients are responsible for designing and printing the magazine. They collect all monies from subscriptions and advertising revenue. They will be responsible for delivering the magazines to a direct mail company who will, in turn, deliver the magazines to the subscribers. We plan to provide the direct mail company with the addresses of the subscribers.

We are responsible for increasing the number of subscribers of the magazines. This is done through a number of channels – newsstands where single copies are sold, subscriptions to individuals, controlled invited readers and bulk distribution to one address comprised mainly of hotels, country clubs, etc.

We also plan to develop creative ways for new subscriptions including:

  direct mailings
  free standing-inserts
  preview issues
  agencies
  corporate subscriptions
  retailer partnerships
  hotel distribution
  airline partnerships
  club memberships
  premium contests
  credit card subscriptions

Current and Anticipated Sources of Revenue

We anticipate that our primary contracts will be with independently published magazines. In our agreement with our current client, NUVO Magazine, we will receive 100% of the subscription proceeds from the magazines sold by us. The owner of NUVO Magazine is the father-in-law of our president, secretary, treasurer and director, Franco Perrotta.

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

Marketing

We will focus on a magazine’s desired demographics and then formulate a circulation strategy specifically tailored to increase their subscription circulation. Today’s magazine publishers are finding that one way to get bigger is to focus on what is smaller. Niche titles that target narrow audiences represent the bulk of growth in the magazine publication industry. Therefore, we plan to seek similarly fine tuned retail venues with a natural affinity for their products. We plan to market to stores where we already know that the people walking in are interested in the magazines. For example, for NUVO Magazine, which seeks to maintain and develop a readership of the most discerning and educated magazine buyers and focuses on the diverse and sometimes underexposed aspects of style, celebrity and Canadian culture, we have targeted high end hotels and restaurants as the niche market for this magazine.

Competition

The magazine and publication promotion and marketing industry is characterized by intense and substantial competition. We believe that we will have to compete with large and established companies such as RetailVision, Ingram Periodicals, Curtis Circulation Company, Time Distribution Services, Comag Marketing Group, as well as other small to medium sized magazine and publication promoters and distributors. We believe a significant percentage of magazines that end up on retail racks are placed there by these four or five large distributors. However, most of these magazines are returned at the end of the month unsold. Very few magazines sell out.

For the independent magazine publishers, those typically with less than 10 employees, their marketing and distribution plan consists of signing on with one or perhaps two of the large distribution companies and hope that their magazine sells well on the rack. The reality is very different. We believe there is a very high percentage of failure rate among the start-up magazines in Canada. Because the distribution systems set up by the large distribution companies have very low efficiency levels, we believe our promotion and marketing services represents a reasonable alternative for the independently published magazines.

Nevertheless, our existing and future competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements than us and may be able to undertake more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than we do. Increased competition by these existing and future competitors will negatively affect our ability to maintain or expand our operations, or achieve profitability.

Employees

Our president, secretary, treasurer and director, Franco Perrotta, is currently the only employee of our company. He handles all the responsibilities in the areas of corporate administration, business development and research. Our company intends to periodically hire independent contractors to perform administrative, accounting, shipping and consulting duties. Our company will hire additional employees when circumstances warrant. At present, however, our company does not anticipate hiring additional employees in the near future.

Intellectual Property

We currently do not hold any intellectual property except for the know how of our proprietary magazine promotion and marketing system. We are not aware that our services or proprietary rights infringe the proprietary rights of third parties. However, it is possible that we may receive notices from third parties asserting that we have infringed their trademarks, copyrights or other intellectual property rights. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause service stoppages or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing textual content, require disputed rights to be licensed from others, or require us to cease the marketing or use of some products, any of which could have a material adverse effect on our business, operating results and financial condition.

Governmental Regulations

We do not believe there are currently any government regulations that affect our magazine promotion and marketing business.

Reports to security holders

We file reports and other information with the SEC. The registration statement, historical information about our company and other information can be inspected and copied at the Public Reference Room of the SEC located at Room 1580, 100 F Street, N.E., Washington D.C. 20549. Copies of such materials, including copies of any portion of the registration statement, can be obtained from the Public Reference Room of the SEC at prescribed rates. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. Such materials may also be accessed electronically by means of the SEC’s home page on the Internet (http://www.sec.gov).

ITEM 1A. RISK FACTORS

An investment in our common shares involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and our business before purchasing our common shares. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are not the only ones facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related To Our Business

We have had minimal revenues from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

To date we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. We have generated $178,319 in revenue from the sale of NUVO Magazines pursuant to the Master Purchase, Supply and Distribution Agreement for the fiscal year ended April 30, 2008. We generated a net income of $15,671 for the fiscal year ended April 30, 2008. We had a working capital of $19,487 as at April 30, 2008. We estimate that we will require between $58,000 and $62,000 to carry out our business plan for the next 12 months. Because we cannot anticipate when we will be able to generate significant revenues from our business, we will need to raise additional funds to continue to expand our magazine promotion and marketing business, to enter into promotion and distribution agreements with additional magazines, to respond to competitive pressures, or to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale, promotion and distribution of magazines we will not be able to maintain our operations or achieve a profitable level of operations.

We have only commenced our business operations in December 2004 and we have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, we may not achieve profitable operations and ultimately our business may fail.

We have a limited operating history. Our operating activities since our incorporation on November 17, 2004 consisted primarily of entering into a Master Purchase, Supply and Distribution Agreement with NUVO Magazine and carrying out our obligation to promote and distribute NUVO magazines under that agreement. On December 1, 2004, we incorporated our wholly-owned subsidiary, 0710154 B.C. Ltd., a British Columbia company and began our operations in the Province of British Columbia, Canada. Our prospects are subject to the risks and expenses encountered by start up companies, such as uncertainties regarding our level of future revenues and our inability to budget expenses and manage growth accordingly and our inability to access sources of financing when required and at rates favorable to us. Our limited operating history and the highly competitive nature of the magazine distribution and promotion industry make it difficult or impossible to predict future results of our operations. We may not be able to persuade a large number of magazines to use our promotion and distribution services or we may not be able to sell those magazines which agree to use our services to a wide customer base. Our inability to accomplish either of these business objectives may result in the loss of some or all of your investment in our common stock.

The fact that we are in the early stage of development of our company and that we have only generated limited revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors’ report in connection with our audited consolidated financial statements.

Since we are still in the early stages of developing our company and because of the loss from business operations at April 30, 2007 and 2008, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until we increase the number of our independently published magazine clients. We estimate our average monthly operating expenses to be approximately $4,500 per month. At this rate we will not be able to expand our operations beyond current levels without generating significant revenues from our operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our magazine promotion and distribution services. If we cannot attract a significant number of magazines to enter into promotion and distribution agreements with us, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the fiscal year ended April 30, 2008.

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

As at April 30, 2008, we had cash in the amount of $10,297 and a working capital of $19,487. Accordingly we anticipate that we may not have sufficient funds to satisfy our cash requirements beyond the next three months if we stop generating revenues from our business operations. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We have only one officer and one director, Franco Perrotta. He is solely responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, our officer and director will be responsible for the administration of the controls. Should he not have sufficient experience or sufficient time to spend on our business operations, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities Exchange Committee which ultimately could cause us to lose money and possibly to go out of business.

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

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or on any other exchange and, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission (see above and the “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” section at page 10 for discussions of penny stock rules), the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2. PROPERTIES

Our executive and head office is located at 873 East 14th Street, North Vancouver, British Columbia, Canada V7L 2P5, which is the residence of Franco Perrotta, our president, secretary, treasurer and director of our company. The office is provided to us by Mr. Perrotta without charge. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is not now, nor has ever been, traded on any market or securities exchange, and we have not applied for listing or quotation on any public market. There is currently no public trading market for our common stock. We do not have any common stock subject to outstanding options or warrants.

As of the date of this annual report, our company’s issued and outstanding shares were 5,525,000.

Holders

As of September 10, 2008 there are 38 registered holders of record of our common stock.

Our transfer agent is Holladay Stock Transfer, 2939 N. 67th Place, Suite C, Scottsdale AZ 85251, Phone: (480) 481-3940.

Dividends

We have not declared any dividends on our common stock since the inception of our company. There is no restriction in our articles of incorporation and bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted a stock option plan and have not granted any stock options. Accordingly, no stock based compensation has been recorded to date.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	Nil	Nil	Nil

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 5 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

Results of Operations

Year Ended April 30, 2008 Compared to Year Ended April 30, 2007

For the fiscal year ended April 30, 2008, we generated $178,319 in revenue, compared to $124,440 for the fiscal year ended April 30, 2007. These revenues were generated from our agreement with NUVO Magazine. For the fiscal year ended April 30, 2008, our operating expenses totalled $84,885, compared to $65,401 for the fiscal year ended April 30, 2007. The increase in our operating expenses was primarily due to the increased marketing activities we undertook and the increased professional fees incurred in the fiscal year ended April 30, 2008.

As we increase our marketing effort for NUVO Magazine and expand our marketing and promotion services to other independently published magazines, we believe we will increase our revenue. Management believes this to be the most scalable aspect of our business.

Professional fees for the fiscal year ended April 30, 2008 were $58,055, compared to $41,667 for the fiscal year ended April 30, 2007. Our professional fees included fees paid to auditors, accountants and lawyers.

Our office and general expenses for the year ended April 30, 2008 were $5,311, compared to $2,641 for the fiscal year ended April 30, 2007.

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

We have incurred operating losses since inception, and this is likely to continue into the year ending April 30, 2009. Management projects that we may require an additional $58,000 to $62,000 to fund our ongoing operating expenditures, working capital requirements for the next twelve months, which are broken down as follows:

Estimated Capital Expenditures During the Next Twelve Months

Operating expenditures
Marketing	$10,000 - $11,000
General and Administrative	$3,000 - $4,000
Legal and Accounting	$38,000 - $39,000
Working capital	$7,000 - $8,000
Total	$58,000 - $62,000

As a result of becoming a publicly reporting company in the United States, we expect to incur the following compliance costs, including costs related to preparation and filing of annual and periodic reports and costs related to internal controls.

Estimated Cost of Becoming a Publicly Reporting Company During the Next Twelve Months

Legal fees	$20,000
Independent Registered Public Accountants	$14,000
Internal control procedures	$2,000 - $2,500
Filing costs and fees	$500 - $1,000
Total	$38,000 - $39,000

We intend to satisfy the above compliance costs with revenues generated through our business activities. We believe our current level of revenues should be sufficient to allow us to meet these compliance costs. However, if our revenues decrease for any reason, these compliance costs will remain at the same level and will affect our financial condition adversely.

Our cash on hand as at April 30, 2008 was $10,297, compared to $33,421 as at April 30, 2007. As at April 30, 2008, we had working capital of $19,487, compared to a working capital of $5,351 as at April 30, 2007. We amended our agreement with NUVO Magazine in February 2007 and as a result, from February 2007, we have increased the percentage of our advertising revenue from NUVO Magazine to 6.95% for one full year and we anticipate that this will bring an additional revenue of approximately $46,000 for the next 12 months. In December 2007, we further amended our agreement with NUVO Magazine to extend the term of the agreement to December 31, 2009 and NUVO Magazine agreed to further increase our percentage of advertising revenue to 8.95% after December 2007. Since February 2007, we have also reduced the cost of magazines sold from $1.00 per magazine to $0.75 per magazine. These terms are contained in our amending agreement and second amending agreement with NUVO Magazine filed as exhibits to our registration statement on Form SB-2 filed on March 12, 2007. We anticipate that the additional revenue and the working capital we currently have will be sufficient for us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our services for the next 12 months. However, if we stop generating revenues from our business operations, these funds will only be sufficient to satisfy our minimum cash requirement for the next three months.

If we require any additional monies during fiscal 2009, we plan to raise any such additional capital primarily through the private placement of our securities. However, we currently have not made a significant effort to secure additional source of financing.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the years ended April 30, 2008 and April 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of the magazines we distribute, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Financing Activities

During the year ended April 30, 2008, we received no monies from financing activities.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Going Concern

The financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on our company’s consolidated financial statements.

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”. This SAB will be adopted by our company beginning in the first quarter of fiscal year 2009. The adoption of SAB 110 should have no effect on the financial position and results of operations of our company.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on our company's financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on our company's financial statements.

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

Foreign currency translation

Our company’s operations and activities are conducted principally in Canada hence the Canadian dollar is our company’s functional currency. Our reporting currency is the U.S. dollar. Foreign currency transactions and balances are translated in accordance with SFAS, No. 52 “Foreign Currency Translation”. Transactions undertaken in a currency other than the U.S. dollar are re-measured into U.S. dollars using exchange rates at the date of the transaction. Gains and losses arising on re-measurement or settlement of foreign currency denominated transactions or balances are included in the determination of income. Assets and liabilities of our wholly owned subsidiary are translated into U.S. dollars using the period end exchange rate. Revenue and expenses are translated using average exchange rates. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). Foreign currency transaction gains and losses are included in current operations. We have not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Revenue recognition

Pursuant to the Master Purchase, Supply and Distribution Agreement (the “Agreement”) between Nuvo Magazine Ltd (Legend’s sole customer) (a company controlled by the father-in-law of a director and officer of the Company) and the Company, 100% of all revenue generated from magazine subscriptions are allocated to the Company. Subscription revenue is recognized over the length of the subscription. These revenues are received directly from Nuvo Magazine. The Company also receives 8.95% (6.95% until December 31, 2007) of the total advertising revenues generated by Nuvo Magazine, per the Agreement. These revenues are also received directly from Nuvo Magazine.

Our company purchases the magazines directly from Nuvo, paying $0.75 ($1.00 until January 31, 2007) per magazine. The purchase of magazines from Nuvo constitutes our company’s cost of sales.

Per the Agreement between Nuvo Magazine and our company, compensation consists of:

  100% of revenues generated through subscriptions and/or sales of magazines as a result of the efforts of the publisher and the distributor, and
  8.95% of advertising revenues, paid quarterly.

Revenue from magazine subscriptions, according to the Agreement, is recognized when all of the following conditions are met:

  Delivery has occurred or services have been rendered;
  Price to the customer is fixed or determinable; and
  Collectability is reasonably assured.

The subscriptions that do not fall within the current accounting period are deferred until the next accounting period or appropriate period, and are recognized over the length of the subscription.

Cost of sales

Cost of sales consists of the purchases our company makes each month from the supplier (publisher) for distribution purposes.

Accounts receivable

Our company grants credit to its only customer and performs ongoing credit evaluations. Our company generally does not require collateral or charge interest.

Our company establishes an allowance for doubtful accounts on a case-by-case basis when it believes the required payment of specific amounts receivable is unlikely to occur after a review of historical collection experience, subsequent collections and management’s evaluation of existing economic conditions.

Income taxes

Our company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates at the balance sheet date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce net deferred tax assets to amounts that are more likely than not to be realized.

Loss per share

Basic loss per share is based on net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents. For the periods presented, our company does not have any common stock equivalents.

Financial instruments

The carrying values of cash, accounts receivable, accounts payable and amount due to stockholder at April 30, 2008 approximate their fair values due to the short-term nature of these financial instruments.

Our company is exposed to credit risk with respect to our accounts receivable as credit is extended to customers based on the evaluation of their financial condition and collateral is not required. However, our company mitigates this risk by performing ongoing credit assessments of our customers.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

LEGEND MARKETING CORP.
CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

LEGEND MARKETING CORP.

CONTENTS

PAGE 1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PAGE 2	PRIOR YEAR REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PAGE 3	CONSOLIDATED BALANCE SHEET AS AT APRIL 30, 2008 AND 2007
PAGE 4	CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEAR ENDED APRIL 30, 2008 AND 2007
PAGE 5	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEAR ENDED APRIL 30, 2008
PAGE 6	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED APRIL 30, 2008 AND 2007
PAGE 7-12	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED APRIL 30, 2008 AND 2007

1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Legend Marketing, Corp.

We have audited the accompanying consolidated balance sheet of Legend Marketing, Corp. (the Company) as of April 30, 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and for the period from inception on November 18, 2004 to April 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements for the period November 18, 2004 (inception) through April 30, 2007, were audited by other auditors and reflect a total net loss of $121,525. Our opinion on the statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the period November 18, 2004 (inception) through April 30, 2007, insofar as it relates to amounts for prior periods through April 30, 2006, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.

An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legend Marketing, Corp. as of April 30, 2008, and the results of its operations and its cash flows for year then ended, and for the period from inception on November 18, 2004 to April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ STS PARTNERS LLP

STS PARTNERS LLP
CHARTERED ACCOUNTANTS

Vancouver, BC, Canada
May 22, 2009

2.

Pannell Kerr Forster
International

7th Floor, Marine Building
355 Burrard Street,
Vancouver, B.C.,
Canada, V6C 2G8
Telephone: 604.687.1231
Facsimile: 604.688.4675

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Legend Marketing Corp.

We have audited the accompanying consolidated balance sheets of Legend Marketing Corp. as at April 30, 2007 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legend Marketing Corp. as at April 30, 2007 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in note 1 to the financial statements, the Company has a net loss of $28,301 and a negative cash flow from operations of $17,795 for the year ended April 30, 2007, and has an accumulated deficit of $121,525 as at April 30, 2007. These matters raise substantial doubt about its ability to continue as a going-concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pannell Kerr Forster

Chartered Accountants
(registered with PCAOB as “Smythe Ratcliffe”)

Vancouver, Canada
September 10, 2007

3.

LEGEND MARKETING CORP.
CONSOLIDATED BALANCE SHEETS
(Stated in US dollars)

ASSETS

	April 30, 2008	April 30, 2007

CURRENT ASSETS
Cash	$10,297	$33,421
Accounts receivable	49,456	7,560
Goods and Services Tax receivable	1,569	2,416
Prepaid expenses	5,386	-

Total assets	$66,708	$43,397

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$25,683	$22,876
Deferred revenue	21,498	15,130
Due to stockholder (note 4)	40	40
Total liabilities	47,221	38,046

STOCKHOLDERS’ EQUITY
Share Capital (note 5)
Common stock, $.001 par value, 75,000,000 shares
authorized, 5,525,000 shares issued and outstanding	5,525	5,525
Additional paid-in capital	125,225	125,225
Accumulated deficit	(105,854)	(121,525)
Accumulated comprehensive loss	(5,409)	(3,874)

Total stockholders’ equity	19,487	5,351
Total liabilities and stockholders’ equity	$66,708	$43,397

See accompanying notes to the consolidated financial statements.

4.

LEGEND MARKETING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Stated in US dollars)

			Accumulated
			from
			November 18,
			2004 (date of
	Year Ended	Year Ended	incorporation)
	April 30,	April 30,	to April 30,
	2008	2007	2008

REVENUE	$178,319	$124,440	$418,791

COST OF SALES	77,763	87,340	297,910

GROSS INCOME	100,556	37,100	120,881

OPERATING EXPENSES
Professional fees	58,055	41,667	102,533
Management salaries (note 4)	21,519	21,093	64,421
Office and miscellaneous	5,311	2,641	59,781

Total operating expenses	84,885	65,401	226,735

NET INCOME (LOSS) BEFORE OTHER ITEM	15,671	(28,301)	(105,854)

OTHER ITEM
Foreign currency translation adjustment	(1,535)	(2,819)	(5,409)

COMPREHENSIVE INCOME (LOSS)	$14,136	$(31,120)	$(111,263)

Basic and diluted earnings (loss) per common share	$0.03	$(0.05)	$(0.02)

Basic weighted average number of common shares outstanding	5,525,000	5,525,000	5,525,000

See accompanying notes to the consolidated financial statements.

5.

LEGEND MARKETING CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in US dollars)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Common stock issued on inception
for cash (note 5)	5,525,000	$5,525	$125,225	$-	$-	$130,750
Foreign currency translation adjustment	-	-	-	(776)	-	(776)
Net loss	-	-	-	-	(42,387)	(42,387)
BALANCE APRIL 30, 2005	5,525,000	5,525	125,225	(776)	(42,387)	87,587
Foreign currency transaction adjustment	-	-	-	(279)	-	(279)
Net loss	-	-	-	-	(50,837)	(50,837)
BALANCE APRIL 30, 2006	5,525,000	5,525	125,225	(1,055)	(93,224)	36,471
Foreign currency translation adjustment	-	-	-	(2,819)	-	(2,819)
Net loss	-	-	-	-	(28,301)	(28,301)
BALANCE APRIL 30, 2007	5,525,000	$5,525	$125,225	$(3,874)	$(121,525)	$5,351
Foreign currency translation adjustment	-	-	-	(1,535)	-	(1,535)
Net income	-	-	-	-	15,671	15,671
BALANCE APRIL 30, 2008	5,525,000	$5,525	$125,225	$(5,409)	$(105,854)	$19,487

See accompanying notes to the consolidated financial statements.

6.

LEGEND MARKETING CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in US dollars)

			Accumulated
			from
			November 18,
	Year	Year	2004 (date of
	Ended	Ended	inception) to
	April 30,	April 30,	April 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,671	$(28,301)	$(105,854)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(41,896)	28,721	(49,456)
Goods and Services Tax receivable	847	52	(1,569)
Prepaid expenses	(5,386)	-	(5,386)
Accounts payable and accrued liabilities	2,807	(20,732)	25,683
Deferred revenue	6,368	5,284	21,498

NET CASH FLOWS FROM OPERATING ACTIVITIES	(21,589)	(14,976)	(115,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	-	-	40
Common shares issued for cash	-	-	130,750

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	-	130,790

EFFECT OF EXCHANGE RATES ON CASH	(1,535)	(2,819)	(5,409)

NET DECREASE IN CASH	(23,124)	(17,795)	10,297

CASH, BEGINNING OF YEAR	33,421	51,216	-

CASH, END OF YEAR	$10,297	$33,421	$10,297

Supplemental Disclosures
Interest paid	-	-	-
Income tax paid	-	-	-

See accompanying notes to the consolidated financial statements.

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

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

Going-concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going-concern. The Company has net income of $15,671 for the year ended April 30, 2008 (2007 – ($28,301)) and had an accumulated deficit of $105,854 as at April 30, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going-concern. Management’s plan is to attempt to raise additional capital until such time as the Company is able to generate sufficient operating revenue. Continued operation of the Company is dependent upon the Company’s ability to meet its financial requirements, raise additional capital and the success of its future operations.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts and operations of Legend Marketing Corp. and its wholly-owned Canadian subsidiary, 0710154 BC Ltd. Intercompany accounts and transactions have been eliminated on consolidation.

Foreign currency translation

The Company’s operations and activities are conducted principally in Canada hence the Canadian dollar is the Company’s functional currency. The Company’s reporting currency is the U.S. dollar. Foreign currency transactions and balances are translated in accordance with SFAS, No. 52 “Foreign Currency Translation”. Transactions undertaken in a currency other than the U.S. dollar are remeasured into U.S. dollars using exchange rates at the date of the transaction. Gains and losses arising on remeasurement or settlement of foreign currency denominated transactions or balances are included in the determination of income. Assets and liabilities of the Company’s wholly owned subsidiary are translated into U.S. dollars using the period end exchange rate. Revenue and expenses are translated using average exchange rates. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). Foreign currency transaction gains and losses are included in current operations. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS 123(R), “Share-Based Payments,” which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS 123(R).

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Revenue recognition

Pursuant to the Master Purchase, Supply and Distribution Agreement (the “Agreement”) between Nuvo Magazine Ltd (Legend’s sole customer) (a company controlled by the father-in-law of a director and officer of the Company) and the Company, 100% of all revenue generated from magazine subscriptions are allocated to the Company. Subscription revenue is recognized over the length of the subscription. These revenues are received directly from Nuvo Magazine. The Company also receives 8.95% (6.95% until December 31, 2007) of the total advertising revenues generated by Nuvo Magazine, per the Agreement. These revenues are also received directly from Nuvo Magazine.

.	The Company purchases the magazines directly from Nuvo, paying $0.75 ($1.00 until January 31, 2007) per magazine. The purchase of magazines from Nuvo constitutes the Company’s cost of sales

Per the Agreement between Nuvo Magazine and the Company, compensation consists of:

	º	100% of revenues generated through subscriptions and/or sales of magazines as a result of the efforts of the publisher and the distributor, and
	º	8.95% of advertising revenues, paid quarterly.

Revenue from magazine subscriptions, according to the Agreement, is recognized when all of the following conditions are met:

		º	Delivery has occurred or services have been rendered;
		º	Price to the customer is fixed or determinable; and
		º	Collectability is reasonably assured.

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

The Company establishes an allowance for doubtful accounts on a case-by-case basis when it believes the required payment of specific amounts receivable is unlikely to occur after a review of historical collection experience, subsequent collections and management’s evaluation of existing economic conditions.

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

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Loss per share

Basic loss per share is based on net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents. For the periods presented, the Company does not have any common stock equivalents.

Financial instruments

The carrying values of cash, accounts receivable, accounts payable and amount due to stockholder at April 30, 2008 approximate their fair values due to the short-term nature of these financial instruments.

The Company is exposed to credit risk with respect to its accounts receivable as credit is extended to customers based on the evaluation of their financial condition and collateral is not required. However, the Company mitigates this risk by performing ongoing credit assessments of its customers.

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

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008 and will be adopted by the company beginning in the first quarter of fiscal year 2009. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”. This SAB will be adopted by the company beginning in the first quarter of fiscal year 2009. The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Recent accounting pronouncements, (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 3	ECONOMIC DEPENDENCE

The Company act as a distributor of Nuvo Magazine Ltd., a company controlled by the father-in-law of the sole director and officer of the Company and is dependent on that company as the supplier of all goods sold by the Company and for the sales and collection of subscription and advertising revenue.

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

NOTE 4	RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	Year	Year
	Ended	Ended
	April 30,	April 30,
	2008	2007
Subscription and advertising revenue collected by	$178,319	$124,440
Nuvo Magazine Ltd., a company controlled by the
father in law of the sole director and officer
Cost of sales ,being goods supplied by Nuvo	$77,763	$87,340
Magazine Ltd., a company controlled by the father in
law of the sole director and officer
Management salaries paid to the sole director, officer	$21,519	$21,093
and beneficial stockholder of the Company

Accounts receivable include $49,456 (2007 – $7,560) due from a company controlled by the father-in-law of a director and officer of the Company.

Due to stockholder at April 30, 2008 and 2007 totaled $40 and is unsecured, non-interest bearing, with no fixed maturity date.

As at the year ended April 30, 2007, a balance of $1,802 of management salary was due to the beneficial stockholder, and is included in accounts payable.

All related party transactions involving provision of services or transfer of tangible assets in the normal course of business were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

NOTE 5	SHARE CAPITAL

Between December 14, 2004 and January 28, 2005, pursuant to Rule 504 of Regulation D of the Securities Act of 1934, the Company received subscription agreements from certain investors to purchase an aggregate of 5,525,000 shares of common stock at a purchase price of either $0.03 or $0.01 per common share for total gross proceeds of $130,750. All shares were issued prior to April 30, 2005. There have been no new share issuances between April 30, 2005 and April 30, 2008.

NOTE 6	INCOME TAXES

Significant components of the Company’s deferred income tax asset are as follows:

	Year Ended	Year Ended
	April 30,	April 30,
	2008	2007
Net operating losses carry-forward	$105,854	$121,525
Statutory income tax rates	34%	34%
Deferred income tax asset	35,990	41,319
Valuation allowance	(34,990)	(41,319)
Net deferred income tax asset	$-	$-

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

NOTE 6	INCOME TAXES,( continued)

The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating loss carry forwards in future years.

Reconciliation of the effective income tax rate to the Canadian statutory rates is as follows:

	Year Ended	Year Ended
	April 30,	April 30,
	2008	2007

Tax expense at statutory income tax rates	31.5%	34.1%
Income tax (expense) benefit computed at statutory rate	$(4,936)	$10,581
Tax rate adjustment	(3,110)	-
Decrease (Increase) in valuation allowance	8,046	(10,581)

	$-	$-

Net operating loss carry-forwards from operations totaling approximately $105,854 at April 30, 2008 are being carried forward. The net operating loss carry-forwards expire beginning in 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of the issuer's principal executive and principal financial officer, has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate our internal control over financial reporting described below. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of the issuer's principal executive and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of April 30, 2008 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

In performing the assessment, management identified material weaknesses in our internal control processes. These weaknesses included inadequate security, lack of internal control processes over procurement and disbursements and lack of segregation of duties.

More specifically, management has identified the following weaknesses:

  We have no audit committee and our sole director is not independent
  There is no policy on fraud at this time
  All cash management is conducted by our sole officer, which may result in misappropriation of funds
  Approval of our financial statements should occur on a more timely basis

Because of these material weaknesses, our management believes that as of April 30, 2008, our company’s internal controls over financial reporting were not effective. We are addressing these weaknesses as described below under the section heading “Changes in Internal Control Over Financial Reporting”.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. We plan to implement changes in internal control over financial reporting during our fiscal year ending April 30, 2009 in order to mitigate existing weaknesses.

Our management, including our President (who is also our principal executive officer, principal financial officer and our principal accounting officer), does not expect that our disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurances that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There were no changes in our internal control over financial reporting during the fiscal year ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at the date of this report, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Franco Perrotta	President (Principal Executive Officer), Secretary, Treasurer (Principal Accounting Officer and Principal Financial Officer) and Director	38	October 15, 2005

Significant Employees

As at the date of this report, other than our president, secretary, treasurer and director, Franco Perrotta, our company does not have any significant employees.

Family relationships

There are no family relationships with any of our other directors and officers.

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Franco Perrotta, President (Principal Executive Officer), Secretary, Treasurer (Principal Accounting Officer and Principal Financial Officer) and Director

Franco Perrotta was a teacher at St. Pius X Elementary School in North Vancouver, British Columbia from 2001 to 2003. After that, Mr. Perrotta worked as the sales director of Monte Cristo Jewellers in Vancouver, British Columbia from 2003 to 2005. Mr. Perrotta also served as a director of Tryx Ventures Corp., now known as MGN Technologies, Inc., from May 28, 2001, and as the Chief Financial Officer of that company from November 3, 2003. Mr. Perrotta resigned as a director and Chief Financial Officer of MGN Technologies Inc. on December 12, 2005. From March 19, 2007 to May 24, 2007, Mr. Perrotta also served as a director of Enterra Systems Inc., a British Columbia company reporting under the Securities and Exchange Act of 1934. From January 20, 2006 to February 28, 2008, Mr. Perrotta had also served as a director of Universal Exploration Corporation, a British Columbia company with shares listed on the TSX Venture Exchange. Since 2005, Mr. Perrotta has worked fulltime for our company. Mr. Perrotta currently spends approximately 60 hours per week providing services to our company, which represents all of his working hours.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.

being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.

being found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; or

6.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Promoters

The promoter of our company is our president, secretary, treasurer and director, Franco Perrotta.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

Effective September 11, 2008, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics is attached as an exhibit to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Legend Marketing Corp., 73 East 14th Street, North Vancouver, British Columbia V7L 2P5, Canada.

Corporate Governance

Nominating and Compensation Committees

We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a standing compensation committee at this time because the functions of such committee are adequately performed by our board of directors.

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because our board of directors has performed and will perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Audit Committee

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our sole director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Other Committees

All proceedings of our board of directors for the year ended April 30, 2008 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors believes that it is not necessary to have such committees, at this time, because they can adequately perform the functions of such committees.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors . Our board of directors believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, at the address appearing on the first page of this annual report.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended April 30, 2008; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our year ended April 30, 2008, are set out in the following summary compensation table:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Franco Perrotta[1] President, Secretary, Treasurer and Director	2008 2007	$21,519 $21,093	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$21,519 $21,093

(1) Franco Perrotta was appointed on October 15, 2005

Compensation Discussion and Analysis

General Philosophy. Because of the current size of our company, we compensate our senior management primarily in cash. As our company grows and become larger, we may compensate our senior management using a combination of salary, bonus and equity compensation designed to be competitive with comparable publication marketing companies while aligning management’s incentives with the long-term interests of our stockholders. To date, our compensation setting process has consisted of targeting an overall compensation package sufficient to entice our senior management to accept the risks inherent in a development-stage enterprise and join our company. Consequently we have provided no salary increases to our existing senior management team since their respective hire dates. We anticipate developing a comprehensive incentive compensation program at such time as we have further advanced the development of our company.

Other. We have no severance benefits policy for our senior executives and employment is “at will.” Similarly we have no company-funded retirement plans. Finally, we have no “change of control” protection for our executive management or for our employees.

Stock Options and Stock Appreciation Rights

From the date of our inception to April 30, 2008, we did not grant any stock options or stock appreciation rights to any of our directors or officers.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other cash compensation for services rendered as a director for the fiscal year ended April 30, 2008. For the fiscal year ended April 30, 2007, we have not made any reimbursements to our director for any expenses.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Other than as set out below, we have not entered into any employment agreement or consulting agreement with our directors and executive officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities authorized for issuance under equity compensation plans

We do not currently have a stock option plan.

Security ownership of certain beneficial owners

The following table sets forth, as of April 30, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Franco Perrotta Director, President, Secretary and Treasurer 873 East 14th Street North Vancouver, BC Canada V7L 2P5	1,750,000	31.67%
Director and Officer (as a group)	1,750,000	31.67%

(1) Based on 5,525,000 shares issued and outstanding as of September 10, 2008.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles or by-laws, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

On November 30, 2004, we issued 1,750,000 common shares at an offering price of $0.01 per share to Mauro Baessato, who was a director and an officer of our company at the time, for gross offering proceeds of $17,500 in a private placement transaction pursuant to Rule 504 of Regulation D of the Securities Act of 1933.

Given that we are a start-up, development stage company, we believe that the terms of the foregoing transactions, and the funds provided thereby, was the only manner by which we could generate the funds required to implement the initial stages of our business plan.

Our president, secretary, treasurer and director, Franco Perrotta, has provided us with use of office space without charge of rent.

The promoters of our company are our president, secretary, treasurer and director, Franco Perrotta.

Corporate Governance

We currently act with one director. As Franco Perrotta is our sole executive officer and holds approximately 31.67% of our common stock as of August 13, 2008, Mr. Perrotta is not an “independent director” as the term is used in section 803 of the Amex Company Guide.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors, solely consisting of Franco Perrotta. In addition, we believe that retaining one or more directors who would qualify as independent in accordance with Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Pannell Kerr Forster, Chartered Accountants , for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K for the fiscal years ended April 30, 2008 and 2007 were $23,770 and $15,024 respectively.

The aggregate fees billed by Steingarten Schechter & Co., Chartered Accountants , for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K for the fiscal years ended April 30, 2008 and 2007 were $21,765 and $19,773 respectively.

Audit Related Fees

For the fiscal years ended April 30, 2008 and 2007, the aggregate fees billed for assurance and related services by Pannell Kerr Forster relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $Nil and $Nil respectively.

For the fiscal years ended April 30, 2008 and 2007, the aggregate fees billed for assurance and related services by Steingarten Schechter & Co. relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $Nil and $Nil respectively.

Tax Fees

For the fiscal years ended April 30, 2008 and 2007, the aggregate fees billed by Pannell Kerr Forster for other non-audit professional services, other than those services listed above, totalled $Nil and $Nil respectively.

For the fiscal years ended April 30, 2008 and 2007, the aggregate fees billed by Steingarten Schechter & Co. for other non-audit professional services, other than those services listed above, totalled $Nil and $Nil respectively.

All Other Fees

We did not incur any other fees, other than described above, during the years ended April 30, 2008 and 2007.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by Pannell Kerr Forster and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Pannell Kerr Forster.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description
Number

3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed on March 12, 2007).

3.2	Bylaws (attached as an exhibit to our registration statement on Form SB-2 filed on March 12, 2007).

10.1	Subscription Agreement between Legend Marketing, Corp. and the investors as set out in Item 26 of the Form SB-2 (attached as an exhibit to our registration statement on Form SB-2 filed on March 12, 2007).

10.2	Master Purchase, Supply and Distribution Agreement between Legend Marketing, Corp. and Nuvo Magazine, Ltd. dated on November 20, 2004 (attached as an exhibit to our registration statement on Form SB-2 filed on March 12, 2007).

10.3	Amending Agreement to Master Purchase, Supply and Distribution Agreement between Legend Marketing Corp. and NUVO Magazine, Ltd. dated February 1, 2007 (attached as an exhibit to our registration statement on Form SB-2 filed on January 7, 2008).

10.4	Second Amending Agreement to Master Purchase, Supply and Distribution Agreement between Legend Marketing Corp. and NUVO Magazine, Ltd. dated December 17, 2007 (attached as an exhibit to our registration statement on Form SB-2 filed on January 7, 2008).

14.1*	Code of Ethics and Business Conduct

21	Subsidiaries of Legend Marketing, Corp. 0710154 B.C. Ltd. (British Columbia)

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Franco Perrotta

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Franco Perrotta

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGEND MARKETING CORP.

/s/ Franco Perrotta
By: Franco Perrotta, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: June 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Franco Perrotta
By: Franco Perrotta, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: June 12, 2009