Form 10-Q
period 2008-07-31
Legend Marketing, Corp.
filed 2009-06-15
CIK 1360629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File No. 000-53091

LEGEND MARKETING CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

73 East 14th Street, North Vancouver, British Columbia, Canada V7L 2P5
(Address of principal executive offices) (zip code)

604-765-0455
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]     No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after distribution of securities under a plan confirmed by a court. Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 12, 2009, there were 5,525,000 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

These financial statements have been prepared by Legend Marketing Corp. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. It is the opinion of management that the interim consolidated financial statements for the three months ended July 31, 2008 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

LEGEND MARKETING CORP.
CONSOLIDATED BALANCE SHEET
(Stated in US dollars)

ASSETS

	July 31, 2008	April 30, 2008

CURRENT ASSETS
Cash	$27,444	$10,297
Accounts receivable	10,425	49,456
Goods and Services Tax receivable	400	1,569
Prepaid expenses	9,587	5,386

Total assets	$47,856	$66,708

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,325	$25,683
Deferred revenue	22,611	21,498
Due to stockholder (note 4)	40	40
Total liabilities	29,976	47,221

STOCKHOLDERS’ EQUITY
Share Capital (note 5)
Common stock, $.001 par value, 75,000,000 shares
authorized, 5,525,000 shares issued and outstanding	5,525	5,525
Additional paid-in capital	125,225	125,225
Accumulated deficit	(107,110)	(105,854)
Accumulated comprehensive loss	(5,760)	(5,409)

Total stockholders’ equity	17,880	19,487
Total liabilities and stockholders’ equity	$47,856	$66,708

See accompanying notes to the consolidated financial statements.

LEGEND MARKETING CORP.
CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Stated in US dollars)

			Accumulated
			from
			November 18,
	3 Months	3 Months	2004 (date of
	Ended	Ended	incorporation)
	July 31,	July 31,	to July 31,
	2008	2007	2008

REVENUE	$42,099	$38,381	$460,890

COST OF SALES	19,678	18,563	317,588

GROSS INCOME	22,421	19,818	143,302

OPERATING EXPENSES
Professional fees	15,828	6,905	118,361
Management salaries (note 4)	5,940	5,604	70,361
Office and miscellaneous	1,909	563	61,690

Total operating expenses	23,677	13,072	250,412

NET INCOME (LOSS) BEFORE OTHER ITEM	(1,256)	6,746	(107,710)

OTHER ITEM
Foreign currency translation adjustment	(351)	(706)	(5,760)

COMPREHENSIVE INCOME (LOSS)	$(1,607)	$6,040	$(107,386)

Basic and diluted earnings (loss) per common share	$(0.00)	$0.00	$(0.02)

Basic weighted average number of common shares outstanding	5,525,000	5,525,000	5,525,000

See accompanying notes to the consolidated financial statements.

LEGEND MARKETING CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in US dollars)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity

Common stock issued on inception for cash (note 5)	5,525,000	$5,525	$125,225	$-	$-	$130,750

Foreign currency translation adjustment	-	-	-	(776)	-	(776)

Net loss	-	-	-	-	(42,387)	(42,387)

BALANCE APRIL 30, 2005	5,525,000	5,525	125,225	(776)	(42,387)	87,587

Foreign currency transaction adjustment	-	-	-	(279)	-	(279)

Net loss	-	-	-	-	(50,837)	(50,837)

BALANCE APRIL 30, 2006	5,525,000	5,525	125,225	(1,055)	(93,224)	36,471

Foreign currency translation adjustment	-	-	-	(2,819)	-	(2,819)

Net loss	-	-	-	-	(28,301)	(28,301)

BALANCE APRIL 30, 2007	5,525,000	$5,525	$125,225	$(3,874)	$(121,525)	$5,351

Foreign currency translation adjustment	-	-	-	(1,535)	-	(1,535)

Net income	-	-	-	-	15,671	15,671

BALANCE APRIL 30, 2008	5,525,000	$5,525	$125,225	$(5,409)	$(105,854)	$19,487

Foreign currency translation adjustment	-	$-	$-	$(351)	$-	$(351)

Net income	-	$-	$-	$-	$(1,256)	$(1,256)

BALANCE JULY 31, 2008	5,525,000	$5,525	$125,225	$(5,760)	$(107,110)	$17,880

See accompanying notes to the consolidated financial statements.

LEGEND MARKETING CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in US dollars)

			Accumulated
			from
			November 18,
	3 Months	3 Months	2004 (date of
	Ended	Ended	inception) to
	July 31,	July 31,	July 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,256)	$6,746	$(107,110)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Accounts receivable	39,032	(5,129)	(10,425)
Goods and Services Tax receivable	1,169	868	(400)
Prepaid expenses	(4,201)	-	(9,587)
Accounts payable and accrued liabilities	(18,359)	2,630	7,325
Deferred revenue	1,113	1,922	22,611

NET CASH FLOWS FROM OPERATING ACTIVITIES	17,498	7,037	(97,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	-	-	40
Common shares issued for cash	-	-	130,750

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	-	130,790

EFFECT OF EXCHANGE RATES ON CASH	(351)	(706)	(5,760)

NET DECREASE IN CASH	17,147	6,331	27,444

CASH (BANK INDEBTEDNESS), BEGINNING OF
PERIOD	10,297	33,421	-

CASH, END OF PERIOD	$27,444	$39,752	$27,444

See accompanying notes to the consolidated financial statements.

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JULY 31, 2008

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

Going-concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going-concern. The Company has net loss of $1,256 for the period ended July 31, 2008 (2007 – profit $6,746) and had an accumulated deficit of $107,110 as at July 31, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going-concern. Management’s plan is to attempt to raise additional capital until such time as the Company is able to generate sufficient operating revenue. Continued operation of the Company is dependent upon the Company’s ability to meet its financial requirements, raise additional capital and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going-concern.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts and operations of Legend Marketing Corp. and its wholly-owned Canadian subsidiary, 0710154 BC Ltd. Intercompany accounts and transactions have been eliminated on consolidation.

Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended April 30, 2008, included in the Company’s Annual Report on Form 10-KSB.

The consolidated financial statements included herein are unaudited; however they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at July 31, 2008 and April 30, 2008, and the consolidated results of its operations and consolidated cash flows for the three months ended July 31, 2008 and 2007. The results of operations for the three months ended July 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JULY 31, 2008

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

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

Per the Agreement between Nuvo Magazine and the Company, compensation consists of:

•	100% of revenues generated through subscriptions and/or sales of magazines as a result of the efforts of the publisher and the distributor, and
•	8.95% of advertising revenues, paid quarterly.

Revenue from magazine subscriptions, according to the Agreement, is recognized when all of the following conditions are met:

•	Delivery has occurred or services have been rendered;
•	Price to the customer is fixed or determinable; and
•	Collectability is reasonably assured.

The subscriptions that do not fall within the current accounting period are deferred until the next accounting period or appropriate period, and are recognized over the length of the subscription.

Cost of sales

Cost of sales consists of the purchases the Company makes each month from the supplier (publisher) for distribution purposes.

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JULY 31, 2008

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

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

Financial instruments

The carrying values of cash, accounts receivable, accounts payable and amount due to stockholder at July 31, 2008 approximate their fair values due to the short-term nature of these financial instruments.

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
FOR THE PERIOD ENDED JULY 31, 2008

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk- management activities. SFAS No. 163 requires that disclosures about the risk- management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JULY 31, 2008

NOTE 3	ECONOMIC DEPENDENCE

The Company act as a distributor of Nuvo Magazine Ltd., a company controlled by the father-in-law of the sole director and officer of the Company and is dependent on that company as the supplier of all goods sold by the Company and for the collection of subscription and advertising revenue.

NOTE 4	RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	3 Months	3 Months
	Ended	Ended
	July 31,	July 31,
	2008	2007

Subscription and advertising revenue collected by	$42,099	$38,831
Nuvo Magazine Ltd., a company controlled by the
father in law of the sole director and officer

Cost of sales ,being goods supplied by Nuvo	$19,678	$18,563
Magazine Ltd., a company controlled by the father in
law of the sole director and officer

Management salaries paid to the sole director, officer	$5,940	$5,604
and beneficial stockholder of the Company

Accounts receivable include $10,425 (2007 – $12,689) due from a company controlled by the father-in- law of a director and officer of the Company.

Due to stockholder at July 31, 2008 and 2007 totaled $40 and is unsecured, non-interest bearing, with no fixed maturity date.

NOTE 5	SHARE CAPITAL

Between December 14, 2004 and January 28, 2005, pursuant to Rule 504 of Regulation D of the Securities Act of 1934, the Company received subscription agreements from certain investors to purchase an aggregate of 5,525,000 common shares at a purchase price of either $0.03 or $0.01 per common share for total gross proceeds of $130,750. All shares were issued prior to April 30, 2005.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. Statements containing terms like “believes”, “does not believe”, “plans”, “expects”, “intends”, “estimates”, “anticipates”, and other phrases of similar meaning are considered to imply uncertainty and are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements throughout this quarterly report and the documents we have incorporated by reference, including those stated under the heading “Risk Factors”. You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report, the materials referred to in this quarterly report, and the materials incorporated by reference into this quarterly report.

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

Results of Operations

Three Months Ended July 31, 2008 Compared to Three Months Ended July 31, 2007

Revenues for the three months ended July 31, 2008 were $42,099, compared to revenues of $38,381 for the three months ended July 31, 2007. The increase in revenues during our three months ended July 31, 2008 reflects the increasing fees earned under the amended terms of our agreement with NUVO Magazine and the popularity of NUVO Magazine, which has generated increased subscription proceeds.

Cost of sales was $19,678, or 47% of revenues, for the three months ended July 31, 2008, compared to $18,563 or 48.37% of revenues for the three months ended July 31, 2007. We have done a better job at controlling the costs of sales but we anticipate that cost of sales will increase slightly in the future as our company generates more subscriptions for NUVO Magazine and other future clients.

General and administrative expenses were $23,677 for the three months ended July 31, 2008, compared to $13,072 for the three months ended July 31, 2007. Professional fees for the three months ended July 31, 2008 were $15,828, compared to $6,905 for the three months ended July 31, 2007. We anticipate that we will continue to incur increasing professional fees, such as legal and accounting fees, as a result of our company intending to become a publicly reporting company in the United States.

We reported a comprehensive loss of $1,607 for the three months ended July 31, 2008.

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

Our cash on hand as at July 31, 2008 was $27,444, compared to $10,297 as at April 30, 2008. As at July 31, 2008, we had working capital of $17,880, compared to a working capital of $19,487 as at April 30, 2008. We amended our agreement with NUVO Magazine in February 2007 and as a result, from February 2007, we have increased the percentage of our advertising revenue from NUVO Magazine to 6.95% for one full year. In December 2007, we further amended our agreement with NUVO Magazine to extend the term of the agreement to December 31, 2009 and NUVO Magazine agreed to further increase our percentage of advertising revenue to 8.95% after December 2007. Since February 2007, we have also reduced the cost of magazines sold from $1.00 per magazine to $0.75 per magazine. We anticipate that the additional revenue and the working capital we currently have will be sufficient for us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our services for the next 12 months. However, if we stop generating revenues from our business operations, these funds will only be sufficient to satisfy our minimum cash requirement for the next three months.

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

Summary of Significant Accounting Policies

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

Foreign currency translation

Our company’s operations and activities are conducted principally in Canada hence the Canadian dollar is the functional currency. We translate financial statements into the functional currency as follows: non-monetary assets and liabilities are translated at historical rates, and monetary assets and liabilities are translated at exchange rates in effect at the end of the period. Income statement accounts are translated at average rates for the period. Gains and losses from translation of foreign currency financial statements into the functional currency are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations.

Our company’s reporting currency is the United States dollar. We translate financial statements into the reporting currency as follows: assets and liabilities are translated at the rates of exchange on the balance sheet date, and revenues and expenses are translated at average rates of exchange during the period. The resulting translation adjustments are included as part of other comprehensive income.

Revenue recognition

Pursuant to the Master Purchase, Supply and Distribution Agreement (the “Agreement”) between Nuvo Magazine Ltd (Legend’s sole customer) and our company, 100% of all revenue generated from magazine subscriptions are allocated to our company. Subscription revenue is recognized over the length of the subscription. These revenues come via Nuvo Magazine, and not directly from the customers. We also receive 8.95% (6.95% until December 31, 2007) of the total advertising revenues generated by Nuvo Magazine, per the Agreement. These revenues are also distributed to the company from Nuvo Magazine.

Our company purchases the magazines directly from Nuvo, paying $0.75 ($1.00 until January 31, 2007) per magazine. The purchase of magazines from Nuvo constitutes our cost of sales.

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

Cost of sales

Cost of sales consists of the purchases we make each month from the supplier (publisher) for distribution purposes.

Accounts receivable

Our company grants credit to our only customer and performs ongoing credit evaluations. We generally do not require collateral or charge interest.

Our company establishes an allowance for doubtful accounts on a case-by-case basis when we believe the required payment of specific amounts owed is unlikely to occur after a review of historical collection experience, subsequent collections and management’s evaluation of existing economic conditions.

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

Financial instruments

The carrying values of cash, accounts receivable, accounts payable and amount due to stockholder at July 31, 2008 approximate their fair values due to the short-term nature of these financial instruments.

Our company is exposed to credit risk with respect to our accounts receivable as credit is extended to customers based on the evaluation of their financial condition and collateral is not required. However, we mitigate this risk by performing ongoing credit assessments of our customers and maintain an allowance for doubtful accounts.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk- management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

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

RISK FACTORS

An investment in our common shares involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating our company and our business before purchasing our common shares. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are not the only ones facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related To Our Business

We have had minimal revenues from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

To date we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. We have generated $178,319 in revenue from the sale of NUVO Magazines pursuant to the Master Purchase, Supply and Distribution Agreement for the fiscal year ended April 30, 2008 and we have generated $42,099 in revenues for the three month period ended July 31, 2008. We generated a net income of $15,671 for the fiscal year ended April 30, 2008 and we have incurred a net loss of $1,256 for the three month period ended July 31, 2008. We had a working capital of $19,487 as at April 30, 2008 and $17,880 for the three month period ended July 31, 2008. We estimate that we will require between $58,000 and $62,000 to carry out our business plan for the next 12 months. Because we cannot anticipate when we will be able to generate significant revenues from our business, we will need to raise additional funds to continue to expand our magazine promotion and marketing business, to enter into promotion and distribution agreements with additional magazines, to respond to competitive pressures, or to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale, promotion and distribution of magazines we will not be able to maintain our operations or achieve a profitable level of operations.

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

As at July 31, 2008, we had cash in the amount of $27,444 and a working capital of $17,880. Accordingly we anticipate that we may not have sufficient funds to satisfy our cash requirements beyond the next three months if we stop generating revenues from our business operations. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.         Controls And Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President (who is also our principal executive officer, principal financial officer and our principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of July 31, 2008, the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (who is also our principal executive officer, principal financial officer and our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is also our principal executive officer, principal financial officer and our principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. In particular, we have identified weaknesses including inadequate security, lack of internal control processes over procurement and disbursements and lack of segregation of duties. More specifically, management has alsoidentified the following weaknesses:

  We have no audit committee and our sole director is not independent
  There is no policy on fraud at this time
  All cash management is conducted by our sole officer, which may result in misappropriation of funds
  Approval of our financial statements should occur on a more timely basis

Management continues to review processes and will make necessary changes to strengthen the Company’s system of internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

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

Item 1A.         Risk Factors.

Not applicable.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

Item 5.           Other Information.

None.

Item 6.           Exhibits.

Exhibit
Number	Description

3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed on March 12, 2007).

3.2	Bylaws (attached as an exhibit to our registration statement on Form SB-2 filed on March 12, 2007).

10.1

Subscription Agreement between Legend Marketing, Corp. and the investors as set out in Item 26 of the Form SB-2 (attached as an exhibit from our registration statement on Form SB-2 filed on March 12, 2007).

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

Exhibit
Number	Description

14.1	Code of Ethics and Business Conduct (attached as an exhibit from our Form 10-K filed on June 12, 2009).

21	Subsidiaries of Legend Marketing, Corp. 0710154 B.C. Ltd. (British Columbia)

31.1*	Section 302 Certification

32.1*	Section 906 Certification

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGEND MARKETING CORP.

By:	/s/ Franco Perrotta
Franco Perrotta
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:	June 12, 2009