Form 10-Q
period 2008-10-31
Legend Marketing, Corp.
filed 2009-06-15
CIK 1360629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Legend Marketing Corp. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. It is the opinion of management that the interim consolidated financial statements for the six months ended October 31, 2008 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

LEGEND MARKETING CORP.
CONSOLIDATED BALANCE SHEET
(Stated in US dollars)

ASSETS

	October 31, 2008	April 30, 2008
	(unaudited)

CURRENT ASSETS
Cash	$19,103	$10,297
Accounts receivable	7,554	49,456
Goods and Services Tax receivable	1,680	1,569
Prepaid expenses	10,515	5,386

Total assets	$38,852	$66,708

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,151	$25,683
Deferred revenue	16,041	21,498
Due to stockholder (note 4)	40	40
Total liabilities	20,232	47,221

STOCKHOLDERS’ EQUITY
Share Capital (note 5)
Common stock, $.001 par value, 75,000,000 shares
authorized, 5,525,000 shares issued and outstanding	5,525	5,525
Additional paid-in capital	125,225	125,225
Accumulated deficit	(104,040)	(105,854)
Accumulated comprehensive loss	(8,090)	(5,409)

Total stockholders’ equity	18,620	19,487
Total liabilities and stockholders’ equity	$38,852	$66,708

See accompanying notes to the consolidated financial statements.

2.

LEGEND MARKETING CORP.
CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Stated in US dollars)

					Accumulated
					from
	Three	Three			November
	Months	Months	Six Months	Six Months	18, 2004
	Ended	Ended	Ended	Ended	(date of
	October 31,	October 31,	October 31,	October 31,	incorporation)
	2008	2007	2008	2007	to October
					31, 2008

REVENUE	$46,772	$46,442	$88,871	$84,823	$507,662
COST OF SALES	18,033	19,473	37,711	38,037	335,621

GROSS INCOME	28,739	26,969	51,160	46,786	172,041

OPERATING EXPENSES
Professional fees	19,777	13,199	35,605	20,103	138,138
Management salaries (note 4)	5,444	3,965	11,384	9,569	75,805
Office and miscellaneous	448	1,187	2,357	1,751	62,138

Total operating expenses	25,669	18,351	49,346	31,423	276,081

NET INCOME (LOSS) BEFORE
OTHER ITEM	3,070	8,618	1,814	15,363	(104,040)

OTHER ITEM
Foreign currency translation adjustment	(2,330)	(1,519)	(2,681)	(424)	(8,090)

COMPREHENSIVE INCOME (LOSS)	$740	$7,099	$(867)	$14,939	$(112,130)

Basic and diluted earnings (loss) per
common share	(0.000)	0.001	(0.000)	0.002	(0.020)

Basic weighted average number of
common shares outstanding	5,525,000	5,525,000	5,525,000	5,525,000	5,525,000

See accompanying notes to the consolidated financial statements.

3.

LEGEND MARKETING CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in US dollars)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity

Common stock issued on inception for cash (note 5)	5,525,000	$5,525	$125,225	$-	$-	$130,750

Foreign currency translation adjustment	-	-	-	(776)	-	(776)

Net loss	-	-	-	-	(42,387)	(42,387)

BALANCE APRIL 30, 2005	5,525,000	5,525	125,225	(776)	(42,387)	87,587

Foreign currency transaction adjustment	-	-	-	(279)	-	(279)

Net loss	-	-	-	-	(50,837)	(50,837)

BALANCE APRIL 30, 2006	5,525,000	5,525	125,225	(1,055)	(93,224)	36,471

Foreign currency translation adjustment	-	-	-	(2,819)	-	(2,819)

Net loss	-	-	-	-	(28,301)	(28,301)

BALANCE APRIL 30, 2007	5,525,000	$5,525	$125,225	$(3,874)	$(121,525)	$5,351

Foreign currency translation adjustment	-	-	-	(1,535)	-	(1,535)

Net income	-	-	-	-	15,671	15,671

BALANCE APRIL 30, 2008	5,525,000	$5,525	$125,225	$(5,409)	$(105,854)	$19,487

Foreign currency translation adjustment	-	$-	$-	$(2,681)	$-	$(2,681)

Net income	-	$-	$-	$-	$1,814	$1,814

BALANCE OCTOBER 31, 2008	5,525,000	$5,525	$125,225	$(8,090)	$(104,040)	$18,620

See accompanying notes to the consolidated financial statements.

     4.

LEGEND MARKETING CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in US dollars)

			Accumulated
			from
			November
			18, 2004
	Six Months	Six	(date of
	Ended	Months	inception) to
	October 31,	Ended	October 31,
	2008	October	2008
		31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,814	$15,363	$(104,040)
Changes in operating assets and liabilities:
Accounts receivable	41,902	(2,501)	(7,554)
Goods and Services Tax receivable	(111)	2,040	(1,680)
Prepaid expenses	(5,129)	(3,000)	(10,515)
Accounts payable and accrued liabilities	(21,532)	2,558	4,151
Deferred revenue	(5,457)	6,794	16,041

NET CASH FLOWS FROM OPERATING ACTIVITIES	11,487	21,254	(103,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	-	-	40
Common shares issued for cash	-	-	130,750

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	-	130,790

EFFECT OF EXCHANGE RATES ON CASH	(2,681)	(424)	(8,090)

NET INCREASE IN CASH	8,806	20,830	19,103

CASH (BANK INDEBTEDNESS), BEGINNING OF PERIOD	10,297	33,421	-

CASH, END OF PERIOD	$19,103	$54,251	$19,103

See accompanying notes to the consolidated financial statements.

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED OCTOBER 31, 2008

NOTE 1 OPERATIONS AND GOING-CONCERN

Organization

The Company was incorporated in the State of Nevada. The Company is involved in the distribution of print media to a target market in British Columbia, Canada. The Company currently has one full-time employee who is responsible for all day-to-day activities and operations of the Company.

Going-concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a profit of $1,814 for the period ended October 31, 2008 (2007 – profit $15,363) and had an accumulated deficit of $104,040 as at October 31, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going-concern. Management’s plan is to attempt to raise additional capital until such time as the Company is able to generate sufficient operating revenue. Continued operation of the Company is dependent upon the Company’s ability to meet its financial requirements, raise additional capital and the success of its future operations. These financial statements do not include any adjustments to the recoverability and classification of recorded assets, amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The consolidated financial statements include the accounts and operations of Legend Marketing Corp. and its wholly-owned Canadian subsidiary, 0710154 BC Ltd. Intercompany accounts and transactions have been eliminated on consolidation.

Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended April 30, 2008, included in the Company’s Annual Report on Form 10-K.

The consolidated financial statements included herein are unaudited; however they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at October 31, 2008 and April 30, 2008, and the consolidated results of its operations and consolidated cash flows for the six months ended October 31, 2008 and 2007. The results of operations for the six months ended October 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED OCTOBER 31, 2008

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
FOR THE PERIOD ENDED OCTOBER 31, 2008

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

Financial instruments

The carrying values of cash, accounts receivable, accounts payable and amount due to stockholder at October 31, 2008 approximate their fair values due to the short-term nature of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations on foreign exchange rates and degree of volatility of these rates.

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

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED OCTOBER 31, 2008

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

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

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED OCTOBER 31, 2008

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Recent accounting pronouncements (continued)

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

NOTE 4	RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	6 Months	6 Months
	Ended	Ended
	October 31,	October 31,
	2008	2007

Subscription and advertising revenue collected by	$88,871	$84,823
Nuvo Magazine Ltd., a company controlled by the
father in law of the sole director and officer

Cost of sales ,being goods supplied by Nuvo	$37,711	$38,037
Magazine Ltd., a company controlled by the father in
law of the sole director and officer

Management salaries paid to the sole director, officer	$11,384	$9,569
and beneficial stockholder of the Company

Accounts receivable include $7,554 (2007 – $10,061) due from a company controlled by the father-in-law of a director and officer of the Company.

Due to stockholder at October 31, 2008 and 2007 totaled $40 and is unsecured, non-interest bearing, with no fixed maturity date.

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED OCTOBER 31, 2008

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

Results of Operations

Three Months Ended October 31, 2008 Compared to Three Months Ended October 31, 2007

Revenues for the three months ended October 31, 2008 were $46,772, compared to revenues of $46,442 for the three months ended October 31, 2007. The increase in revenues during our three months ended October 31, 2008 reflects the increasing fees earned under the amended terms of our agreement with NUVO Magazine and the popularity of NUVO Magazine, which has generated increased subscription proceeds.

Cost of sales was $18,033, or 39% of revenues, for the three months ended October 31, 2008, compared to $19,473 or 42% of revenues for the three months ended October 31, 2007. We have done a better job at controlling the costs of sales but we anticipate that cost of sales will increase slightly in the future as our company generates more subscriptions for NUVO Magazine and other future clients.

General and administrative expenses were $25,669 for the three months ended October 31, 2008, compared to $18,351 for the three months ended October 31, 2007. Professional fees for the three months ended October 31, 2008 were $19,777, compared to $13,199 for the three months ended October 31, 2007. We anticipate that we will continue to incur increasing professional fees, such as legal and accounting fees, as a result of our company intending to become a publicly reporting company in the United States.

We reported a net income of $3,070 for the three months ended October 31, 2008.

Six Months Ended October 31, 2008 Compared to Six Months Ended October 31, 2007

Revenues for the six months ended October 31, 2008 were $88,871, compared to revenues of $84,823 for the six months ended October 31, 2007. The increase in revenues during our six months ended October 31, 2008 reflects the increasing fees earned under the amended terms of our agreement with NUVO Magazine and the popularity of NUVO Magazine, which has generated increased subscription proceeds.

Cost of sales was $37,711, or 42% of revenues, for the six months ended October 31, 2008, compared to $38,037 or 45% of revenues for the six months ended October 31, 2007. We have done a better job at controlling the costs of sales but we anticipate that cost of sales will increase slightly in the future as our company generates more subscriptions for NUVO Magazine and other future clients.

General and administrative expenses were $49,346 for the six months ended October 31, 2008, compared to $31,423 for the six months ended October 31, 2007. Professional fees for the six months ended October 31, 2008 were $35,605, compared to $20,103 for the six months ended October 31, 2007. We anticipate that we will continue to incur increasing professional fees, such as legal and accounting fees, as a result of our company intending to become a publicly reporting company in the United States.

We reported a net income of $1,814 for the six months ended October 31, 2008.

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

Our cash on hand as at October 31, 2008 was $19,103, compared to $10,297 as at April 30, 2008. As at October 31, 2008, we had working capital of $18,620, compared to a working capital of $19,487 as at April 30, 2008. We amended our agreement with NUVO Magazine in February 2007 and as a result, from February 2007, we have increased the percentage of our advertising revenue from NUVO Magazine to 6.95% for one full year. In December 2007, we further amended our agreement with NUVO Magazine to extend the term of the agreement to December 31, 2009 and NUVO Magazine agreed to further increase our percentage of advertising revenue to 8.95% after December 2007. Since February 2007, we have also reduced the cost of magazines sold from $1.00 per magazine to $0.75 per magazine. We anticipate that the additional revenue and the working capital we currently have will be sufficient for us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our services for the next 12 months. However, if we stop generating revenues from our business operations, these funds will only be sufficient to satisfy our minimum cash requirement for the next three months.

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

To date we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. We have generated $178,319 in revenue from the sale of NUVO Magazines pursuant to the Master Purchase, Supply and Distribution Agreement for the fiscal year ended April 30, 2008 and we have generated $88,871 in revenues for the six month period ended October 31, 2008. We generated a net income of $15,671 for the fiscal year ended April 30, 2008 and we have generated a net income of $1,814 for the six month period ended October 31, 2008. We had a working capital of $24,971 as at April 30, 2008 and $18,620 as at October 31, 2008. We estimate that we will require between $58,000 and $62,000 to carry out our business plan for the next 12 months. Because we cannot anticipate when we will be able to generate significant revenues from our business, we will need to raise additional funds to continue to expand our magazine promotion and marketing business, to enter into promotion and distribution agreements with additional magazines, to respond to competitive pressures, or to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale, promotion and distribution of magazines we will not be able to maintain our operations or achieve a profitable level of operations.

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

As at October 31, 2008, we had cash in the amount of $19,103 and a working capital of $18,620. Accordingly we anticipate that we may not have sufficient funds to satisfy our cash requirements beyond the next three months if we stop generating revenues from our business operations. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

As of October 31, 2008, the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (who is also our principal executive officer, principal financial officer and our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is also our principal executive officer, principal financial officer and our principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. In particular, we have identified weaknesses including inadequate security, lack of internal control processes over procurement and disbursements and lack of segregation of duties. More specifically, management has also identified the following weaknesses:

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

There were no changes in our internal control over financial reporting during the three months ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

14.1	Code of Ethics and Business Conduct (attached as an exhibit to our Form 10-K filed on June 12, 2009).

21	Subsidiaries of Legend Marketing, Corp. 0710154 B.C. Ltd. (British Columbia)

31.1*	Section 302 Certification

32.1*	Section 906 Certification

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