Form 10-Q
period 2009-01-31
Legend Marketing, Corp.
filed 2009-06-15
CIK 1360629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

These financial statements have been prepared by Legend Marketing Corp. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. It is the opinion of management that the interim consolidated financial statements for the nine months ended January 31, 2009 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

1.

LEGEND MARKETING CORP.
CONSOLIDATED BALANCE SHEET
(Stated in US dollars)

ASSETS

	January 31, 2009	April 30, 2008
	(unaudited)

CURRENT ASSETS
Cash	$-	$10,297
Accounts receivable	53,797	49,456
Goods and Services Tax receivable	192	1,569
Prepaid expenses	9,687	5,386

Total assets	$63,676	$66,708

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank indebtedness	$4,120	$-
Accounts payable and accrued liabilities	8,214	25,683
Deferred revenue	14,967	21,498
Due to stockholder (note 4)	40	40
Total liabilities	27,341	47,221

STOCKHOLDERS’ EQUITY
Share Capital (note 5)
Common stock, $.001 par value, 75,000,000 shares
authorized, 5,525,000 shares issued and outstanding	5,525	5,525
Additional paid-in capital	125,225	125,225
Accumulated deficit	(85,408)	(105,854)
Accumulated comprehensive loss	(9,007)	(5,409)

Total stockholders’ equity	36,335	19,487
Total liabilities and stockholders’ equity	$63,676	$66,708

See accompanying notes to the consolidated financial statements.

LEGEND MARKETING CORP.
CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Stated in US dollars)

					Accumulated
					from
	Three	Three	Nine	Nine	November
	Months	Months	Months	Months	18, 2004
	Ended	Ended	Ended	Ended	(date of
	January 31,	January 31,	January 31,	January 31,	incorporation)
	2009	2008	2009	2008	to January 31,
					2009

REVENUE	$44,944	$52,569	$133,815	$137,393	$552,606
COST OF SALES	15,932	19,960	53,643	57,998	351,553

GROSS INCOME	29,012	32,609	80,172	79,395	201,053

OPERATING EXPENSES
Professional fees	5,095	20,138	40,700	40,241	143,233
Management salaries (note 4)	4,810	5,994	16,194	15,563	80,615
Office and miscellaneous	476	2,463	2,832	4,241	62,613

Total operating expenses	10,381	28,595	59,726	60,018	286,461

NET INCOME (LOSS) BEFORE
OTHER ITEM	18,631	4,014	20,446	19,377	(85,408)

OTHER ITEM
Foreign currency translation adjustment	(917)	(915)	(3,598)	(1,338)	(9,007)

COMPREHENSIVE INCOME (LOSS)	$17,714	$3,099	$16,848	$18,039	$(94,415)

Basic and diluted earnings (loss) per
common share	0.003	0.001	0.003	0.002	(0.016)

Basic weighted average number of
common shares outstanding	5,525,000	5,525,000	5,525,000	5,525,000	5,525,000

See accompanying notes to the consolidated financial statements.

LEGEND MARKETING CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in US dollars)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity

Common stock issued on inception for cash (note 5)	5,525,000	$5,525	$125,225	$-	$-	$130,750

Foreign currency translation adjustment	-	-	-	(776)	-	(776)

Net loss	-	-	-	-	(42,387)	(42,387)

BALANCE APRIL 30, 2005	5,525,000	5,525	125,225	(776)	(42,387)	87,587

Foreign currency transaction adjustment	-	-	-	(279)	-	(279)

Net loss	-	-	-	-	(50,837)	(50,837)

BALANCE APRIL 30, 2006	5,525,000	5,525	125,225	(1,055)	(93,224)	36,471

Foreign currency translation adjustment	-	-	-	(2,819)	-	(2,819)

Net loss	-	-	-	-	(28,301)	(28,301)

BALANCE APRIL 30, 2007	5,525,000	$5,525	$125,225	$(3,874)	$(121,525)	$5,351

Foreign currency translation adjustment	-	-	-	(1,535)	-	(1,535)

Net income	-	-	-	-	15,671	15,671

BALANCE APRIL 30, 2008	5,525,000	$5,525	$125,225	$(5,409)	$(105,854)	$19,487

Foreign currency translation adjustment	-	$-	$-	$(3,598)	$-	$(3,598)

Net income	-	$-	$-	$-	$20,446	$20,446

BALANCE JANUARY 31, 2009	5,525,000	$5,525	$125,225	$(9,007)	$(85,408)	$36,335

See accompanying notes to the consolidated financial statements.

LEGEND MARKETING CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in US dollars)

			Accumulated
			from
			November
	Nine	Nine	18, 2004
	Months	Months	(date of
	Ended	Ended	inception) to
	January 31,	January 31,	January 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,446	$19,377	$(85,408)
Changes in operating assets and liabilities:
Accounts receivable	(4,341)	(53,458)	(53,797)
Goods and Services Tax receivable	1,377	(22)	(192)
Prepaid expenses	(4,301)	(3,400)	(9,687)
Accounts payable and accrued liabilities	(17,470)	26,773	8,214
Deferred revenue	(6,530)	5,166	14,967

NET CASH FLOWS FROM OPERATING ACTIVITIES	(10,819)	(5,564)	(125,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	-	-	40
Common shares issued for cash	-	-	130,750

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	-	130,790

EFFECT OF EXCHANGE RATES ON CASH	(3,598)	(1,338)	(9,007)

NET INCREASE IN CASH	(14,417)	(6,902)	(4,120)

CASH (BANK INDEBTEDNESS), BEGINNING OF PERIOD	10,297	33,421	-

CASH, END OF PERIOD	(4,120)	$26,519	(4,120)

See accompanying notes to the consolidated financial statements.

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2009

NOTE 1 OPERATIONS AND GOING-CONCERN

Organization

The Company was incorporated in the State of Nevada. The Company is involved in the distribution of print media to a target market in British Columbia, Canada. The Company currently has one full-time employee who is responsible for all day-to-day activities and operations of the Company.

Going-concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has net income of $20,446 for the period ended January 31, 2009 (2008 – $19,377) and had an accumulated deficit of $85,408 as at January 31, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going-concern. Management’s plan is to attempt to raise additional capital until such time as the Company is able to generate sufficient operating revenue. Continued operation of the Company is dependent upon the Company’s ability to meet its financial requirements, raise additional capital and the success of its future operations. These financial statements do not include any adjustments to the recoverability and classification of recorded assets, amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at January 31, 2009 and April 30, 2008, and the consolidated results of its operations and consolidated cash flows for the nine months ended January 31, 2009 and 2008. The results of operations for the nine months ended October 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2009

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

Revenue recognition

Pursuant to the Master Purchase, Supply and Distribution Agreement (the “Agreement”) between Nuvo Magazine Ltd (Legend’s sole customer) and the Company, 100% of all revenue generated from magazine subscriptions are allocated to the Company. Subscription revenue is recognized over the length of the subscription. These revenues come via Nuvo Magazine, and not directly from the customers. The Company also receives 8.95% of the total advertising revenues generated by Nuvo Magazine, per the Agreement. These revenues are also distributed to the Company from Nuvo Magazine.

The Company purchases the magazines directly from Nuvo, paying $0.75 per magazine. The purchase of magazines from Nuvo constitutes the Company’s cost of sales.

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
FOR THE PERIOD ENDED JANUARY 31, 2009

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

Financial instruments

The carrying values of cash, accounts receivable, accounts payable and amount due to stockholder at January 31, 2009 approximate their fair values due to the short-term nature of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations on foreign exchange rates and degree of volatility of these rates.

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
FOR THE PERIOD ENDED JANUARY 31, 2009

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
FOR THE PERIOD ENDED JANUARY 31, 2009

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

NOTE 4	RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	9 Months	9 Months
	Ended	Ended
	January 31,	January 31,
	2009	2008

Subscription and advertising revenue collected by	$133,815	$137,393
Nuvo Magazine Ltd., a company controlled by the
father in law of the sole director and officer

Cost of sales ,being goods supplied by Nuvo	$53,643	$57,998
Magazine Ltd., a company controlled by the father in
law of the sole director and officer

Management salaries paid to the sole director, officer	$16,194	$15,563
and beneficial stockholder of the Company

Accounts receivable include $53,797 (2007 – $61,018) due from a company controlled by the father-in-law of a director and officer of the Company.

Due to stockholder at January 31, 2009 and 2008 totaled $40 and is unsecured, non-interest bearing, with no fixed maturity date.

LEGEND MARKETING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2009

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

Results of Operations

Three Months Ended January 31, 2009 Compared to Three Months Ended January 31, 2009

Revenues for the three months ended January 31, 2009 were $44,944, compared to revenues of $52,569 for the three months ended October 31, 2007. The decrease in revenues during our three months ended January 31, 2009 was due to the recent economic downturn.

Cost of sales was $15,932, or 35% of revenues, for the three months ended January 31, 2009, compared to $19,960 or 38% of revenues for the three months ended January 31, 2009. We have done a better job at controlling the costs of sales but we anticipate that cost of sales will increase slightly in the future as our company generates more subscriptions for NUVO Magazine and other future clients.

General and administrative expenses were $10,381 for the three months ended January 31, 2009, compared to $28,595 for the three months ended January 31, 2008. Professional fees for the three months ended January 31, 2009 were $5,095, compared to $20,138 for the three months ended January 31, 2008. We anticipate that we will continue to incur increasing professional fees, such as legal and accounting fees, as a result of our company intending to become a publicly reporting company in the United States.

We reported a net income of $18,631 for the three months ended January 31, 2009.

Nine Months Ended January 31, 2009 Compared to Nine Months Ended January 31, 2008

Revenues for the nine months ended January 31, 2009 were $133,815, compared to revenues of $137,393 for the nine months ended January 31, 2008. The decrease in revenues during our nine months ended January 31, 2009 reflects the general downturn of the global economy in general.

Cost of sales was $53,643, or 40% of revenues, for the nine months ended January 31, 2009, compared to $57,998 or 42% of revenues for the nine months ended January 31, 2008. We have done a better job at controlling the costs of sales but we anticipate that cost of sales will increase slightly in the future as our company generates more subscriptions for NUVO Magazine and other future clients.

General and administrative expenses were $59,726 for the nine months ended January 31, 2009, compared to $60,018 for the nine months ended January 31, 2008. Professional fees for the nine months ended January 31, 2009 were $40,700, compared to $40,241 for the nine months ended January 31, 2008. We anticipate that we will continue to incur increasing professional fees, such as legal and accounting fees, as a result of our company intending to become a publicly reporting company in the United States.

We reported a net income of $20,446 for the nine months ended January 31, 2009.

Financial Condition, Liquidity and Capital Resources

Capital Expenses and Sources of Funds

Presently, our revenue is barely sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations.

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

Our cash on hand as at January 31, 2009 was $Nil, compared to $10,297 as at April 30, 2008. As at January 31, 2009, we had working capital of $36,335, compared to a working capital of $19,487 as at April 30, 2008. We amended our agreement with NUVO Magazine in February 2007 and as a result, from February 2007, we have increased the percentage of our advertising revenue from NUVO Magazine to 6.95% for one full year. In December 2007, we further amended our agreement with NUVO Magazine to extend the term of the agreement to December 31, 2009 and NUVO Magazine agreed to further increase our percentage of advertising revenue to 8.95% after December 2007. Since February 2007, we have also reduced the cost of magazines sold from $1.00 per magazine to $0.75 per magazine. We anticipate that the additional revenue and the working capital we currently have will be sufficient for us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our services for the next 12 months. However, if we stop generating revenues from our business operations, these funds will only be sufficient to satisfy our minimum cash requirement for the next three months.

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

To date we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. We have generated $178,319 in revenue from the sale of NUVO Magazines pursuant to the Master Purchase, Supply and Distribution Agreement for the fiscal year ended April 30, 2008 and we have generated $133,815 in revenues for the nine month period ended January 31, 2009. We generated a net income of $15,671 for the fiscal year ended April 30, 2008 and we have generated a net income of $20,446 for the nine month period ended January 31, 2009. We had a working capital of $24,971 as at April 30, 2008 and $36,335 as at January 31, 2009. We estimate that we will require between $58,000 and $62,000 to carry out our business plan for the next 12 months. Because we cannot anticipate when we will be able to generate significant revenues from our business, we will need to raise additional funds to continue to expand our magazine promotion and marketing business, to enter into promotion and distribution agreements with additional magazines, to respond to competitive pressures, or to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale, promotion and distribution of magazines we will not be able to maintain our operations or achieve a profitable level of operations.

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

As at January 31, 2009, we had cash in the amount of $Nil and a working capital of $36,335. Accordingly we anticipate that we may not have sufficient funds to satisfy our cash requirements beyond the next three months if we stop generating revenues from our business operations. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

There were no changes in our internal control over financial reporting during the three months ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

10.2

Master Purchase, Supply and Distribution Agreement between Legend Marketing, Corp. and Nuvo Magazine, Ltd. dated on November 20, 2004 (attached as an exhibit to from our registration statement on Form SB-2 filed on March 12, 2007).

10.3

Amending Agreement to Master Purchase, Supply and Distribution Agreement between Legend Marketing Corp. and NUVO Magazine, Ltd. dated February 1, 2007 (attached as an exhibit to from our registration statement on Form SB-2 filed on January 7, 2008).

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